Form 10-Q/A
period 1995-09-30
PACIFIC CAPITAL BANCORP
filed 1995-12-29
CIK 731805

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC. 20549


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995
                                    OR
(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________.

Commission File Number   0-13528
                                   Pacific Capital Bancorp
                    (Exact name of registrant as specified in its charter)

                       California                             77-0003875
               (State or other jurisdiction of              (I.R.S.
          Employer
                incorporation or organization)           Identification
          Number)
                       1001 S. Main Street, Salinas, California   93901
                         (Address of principal executive offices)
                                        (Zip Code)

                                     (408)  757-4900
                    (Registrant's telephone number, including area code)

                                          N/A
                    (Former name, former address and former fiscal year, if
                                   changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
     Class                                 October 28, 1995
     Common stock, no par value            2,480,470 Shares

This report contains a total of 19 pages.

                      PART I - FINANCIAL INFORMATION

ITEM 1                                                  PAGE

PACIFIC CAPITAL BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                           3

     CONSOLIDATED STATEMENTS OF INCOME                   4-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS                 6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            7


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                   8 - 15



                        PART II - OTHER INFORMATION

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K                          16

SIGNATURES                                                17

                      PART I - FINANCIAL INFORMATION
                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                          September 30,  December 31,
Assets                                         1995          1994

Cash and due from banks                          $23,683      $26,301
Federal funds sold and other short term
investments                                       29,353       15,961
      Total cash and equivalents                  53,036       42,262
Investment securities:
   Available-for-sale securities, at fair value   46,435       22,258
   Held-to-maturity securities, at
amortized cost (fair value of $46,769 and         46,954       64,131
$62,367, respectively)

Loans available for sale at cost, which            3,621        2,301
approximates market
Loans:
   Commercial                                     40,121       43,783
   Consumer                                       11,377       11,328
   Real estate - mortgage                        121,991      116,630
   Real estate - construction                     18,463       22,539
   Bankers' acceptances & commercial                 399          709
paper
   Other                                           5,593        6,090
   Less deferred loan fees                         (326)        (299)
      Total loans                                197,618      200,780
   Less allowance for possible loan losses       (2,245)      (2,438)
      Net loans                                  195,373      198,342
Premises and equipment, net                        7,306        7,238
Accrued interest receivable and other,             7,750        7,347
net
Total assets                                    $360,475     $343,879
                                                ========     ========
Liabilities and shareholders' equity
Deposits:
   Demand, non-interest bearing                  $68,678      $70,638
   Demand, interest bearing                       55,425       53,410
   Savings and money market                      107,392      122,816
   Time certificates                              84,352       56,365
      Total deposits                             315,847      303,229

Accrued interest payable and other                 2,749        1,900
liabilities
Total liabilities                                318,596      305,129

Shareholders' equity:
Preferred stock; 20,000,000 shares                     -            -
authorized and unissued
Common stock, no par value; 20,000,000
shares authorized;
   2,480,470 and 2,476,517 shares issued
and outstanding at
   September 30, 1995 and at December             28,102       28,056
31, 1994, respectively
Retained earnings                                 13,843       10,850
Net unrealized  losses on available-for-            (66)        (156)
sale securities
Total shareholders' equity                        41,879       38,750
Total liabilities and shareholders'equity       $360,475     $343,879
                                                ========     ========
See accompanying notes to consolidated financial statements

                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                         Nine months    Nine months
                                            ended          ended
                                        September 30,  September 30,
                                             1995           1994
Interest income:
   Interest and fees on loans                  $15,353        $12,615
   Interest on investment securities             2,870          2,962
   Interest on federal funds sold                  832            505
     Total interest income                      19,055         16,082
Interest expense:
   Demand, interest bearing                        422            405
   Savings                                       2,082          2,081
   Time certificates                             2,513          1,245
   Other                                             0              2
     Total interest expense                      5,017          3,733
     Net interest income                        14,038         12,349
 Provision for possible loan losses                  0              0
Net interest income after provision             14,038         12,349
for possible loan losses

Other income:
   Service charges                               1,074          1,048
   Gain on sale of loans                            15            112
   Mortgage banking fees                            95            129
   Net loss on securities transactions            (18)           (17)
   Other                                           264            322
     Total other income                          1,430          1,594

Other expenses:
   Salaries and benefits                         4,852          4,491
   Occupancy                                     1,024            945
   Equipment                                       772            781
   Advertising and promotion                       326            343
   Stationary and supplies                         229            200
   Legal and professional fees                     409            495
   Regulatory assessments                          373            562
   Other operating                               1,069          1,120
     Total other expenses                        9,054          8,937

Earnings before income taxes                     6,414          5,006

Income taxes                                     2,491          1,889

Net income                                      $3,923         $3,117
                                                ======         ======
Net income per share                             $1.51          $1.25
                                                ======         ======

Weighted average shares outstanding          2,592,459      2,497,751
See accompanying notes to consolidated financial statements

                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                         Three months   Three months
                                            ended           ended
                                        September 30,   September 30,
                                             1995           1994
Interest income:
   Interest and fees on loans                  $ 5,108         $4,524
   Interest on investment securities             1,125          1,025
   Interest on federal funds sold                  373            248
     Total interest income                       6,606          5,797
Interest expense:
   Demand, interest bearing                        145            139
   Savings                                         706            730
   Time certificates                             1,074            488
   Other                                             0
     Total interest expense                      1,925          1,357
     Net interest income                         4,681          4,440
 Provision for possible loan losses                  0              0
Net interest income after provision              4,681          4,440
for possible loan losses

Other income:
   Service charges                                 351            353
   Gain (loss) on sale of loans                    (1)            110
   Mortgage banking fees                            40             37
   Net loss on securities transactions             (4)           (34)
   Other                                            92            136
     Total other income                            478            602

Other expenses:
   Salaries and benefits                         1,645          1,588
   Occupancy                                       369            317
   Equipment                                       281            250
   Advertising and promotion                       134            136
   Stationary and supplies                          75             70
   Legal and professional fees                     131            183
   Regulatory assessments                          (1)            175
   Other operating                                 375            403
     Total other expenses                        3,009          3,122

Earnings before income taxes                     2,150          1,920

Income taxes                                       839            741

Net income                                      $1,311         $1,179
                                                ======         ======
Net income per share                             $0.51          $0.47
                                                ======         ======

Weighted average shares outstanding          2,590,916      2,498,531
See accompanying notes to consolidated financial statements

                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
    For the Nine Months Ended September 30, 1995 and September 30, 1994
                                (UNAUDITED)
                              (IN THOUSANDS)

                                         September 30,  September 30,
                                                  1995           1994

Cash flows from operating activities:
Net income                                      $3,923         $3,117
Adjustments to reconcile net income to
net cash provided by
     operating activities:
   Depreciation and amortization                   677          1,169
   Provision for possible loan losses                0              0
   Gain on sale of investment securities, net       18             17
   Net originations of loans held for sale     (1,320)          1,752
   Gain on sale of loans                          (16)          (112)
   Deferral of loan origination fees              (11)           (40)
   Change in accrued interest
receivable and other assets                      (313)          (545)
   Change in accrued interest payable
and other liabilities                              865            246
Net cash provided by  operating activities       3,823          5,604

Investing activities:
   Net change in loans                           2,980       (15,056)
   Maturities of investment securities          14,736         12,740
   Purchases of investment securities         (46,620)       (23,549)
   Proceeds from sale of available-for-
sale securities                                 24,839         13,494
   Capital expenditures, net                     (718)          (426)
Net cash provided used in investing activities (4,783)       (12,797)

Financing activities:
   Net increase (decrease) in deposits          12,618         27,633
   Cash paid for retirement of stock             (111)          (718)
   Proceeds from exercise of options               157            801
   Cash paid for dividends                       (930)          (710)
Net cash provided by financing activities       11,734         27,006

Net increase in cash and equivalents            10,774         19,813
Cash and equivalents beginning of period        42,262         25,297
Cash and equivalents at end of period          $53,036        $45,110
                                               =======        =======
Supplemental disclosures of cash flow
information:
    Cash paid during the period
     Interest                                    5,707          3,774
     Income taxes                                2,525          1,348
     Release of guarantee of ESOP note               0            212

See accompanying notes to consolidated financial statements

                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 -  Basis of Presentation

In the opinion   of  the  Company,  the  unaudited  consolidated  financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at September 30, 1995 and December 31, 1994, the results of its operations and the statements of cash flows for the periods ended September 30, 1995 and 1994.

Certain information   and  footnote  disclosures  normally   presented   in
          financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year ending December 31, 1995.

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement addresses the accounting treatment of certain impaired loans. In October 1994 the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Both of these statements apply to financial statements for fiscal years beginning after



Note 2 -  Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, First National Bank of Central California, (the "Bank"), and Pacific Capital Services Corporation, an inactive subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 -  Loans to Directors

In the ordinary course of business, the Company has made loans to directors
          of   the  Company  which  at  September  30,  1995  amounted   to
          approximately $4,100,000.

Note 4 -  Commitments

          The  Company  had  outstanding  standby  letters  of  credit   of
          approximately $1,342,000 at September 30, 1995.

Note 5 -  Net Income Per Share and Dividends

Net income  per   share  is computed using the weighted average  number  of
          shares of common and common equivalent shares outstanding (as adjusted retroactively to reflect the 5% stock dividend paid on December 1, 1994). On January 24, 1995, April 25, 1995, and July 25, 1995 the Company declared a $ 0.125 per share quarterly cash dividend to shareholders of record on March 15, 1995, June 15, 1995, and September 15, 1995 payable March 30, 1995, June 30, 1995, and September 30, 1995.

Note 6 -  Taxes

As of September 30, 1995, the Company has a deferred tax asset of approximately $1,843,000. The asset results primarily from the provisions for possible loan losses and depreciation of premises and equipment, which are recognized in the financial statements but are not yet deductible for income tax reporting purposes. Based on the Company's earnings history, management believes the temporary differences which created the deferred tax asset will reverse during future periods.


                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview of Changes in the Financial Statements

     Net income for the nine months ended September 30, 1995 was $3,923,000 or $1.51 per share compared to $3,117,000 or $1.25 per share during the same period in 1994. This 26% increase in net income is due mainly to an increase in the Company's net interest margin which has resulted from a rising interest rate environment in which the Company's interest earning assets have repriced faster than deposits. Net interest income increased $1,689,000 or 13.7% in the first nine months of 1995 compared to the comparable period in 1994.

      Outstanding loans were $197,618,000 compared to $200,780,000 at December 31, 1994, a $3,162,000 or 1.6% decrease. The decrease in outstanding loans from December 31, 1994 to September 30, 1995 resulted primarily from decreases in real estate construction and commercial non-mortgage loans partially offset by an increase in real estate mortgage loans of $5,361,000.

      Federal Funds Sold and Investment Securities at September 30, 1995 were $122,742,000, a $20,392,000 or 19.9% increase from December 31, 1994.
This was primarily due to the increase in total deposits which resulted in a increase in cash invested in Federal Funds and investment securities.

      The Company's total deposits at September 30, 1995 were $315,847,000 compared to $303,229,000 at December 31, 1994, a $12,618,000 or 4.2%
increase. Non-interest bearing demand deposits decreased $1,960,000, interest bearing demand deposits increased $2,015,000 and savings and money market deposit accounts decreased $15,424,000 in the first nine months of 1995. Certificates of deposit increased by $27,987,000 or 49.7% during the first nine months of 1995. Management believes that these are deposits which certain retail customers have transferred from savings accounts to certificates due to the increased interest rate on certificates versus savings accounts. The loan to deposit ratio at September 30, 1995 was 62.7% compared to 66.2% at December 31, 1994. The Company's total assets as of September 30, 1995 increased 4.8% compared to year end 1994.


Loans

      Outstanding total loans averaged $201,345,000 for the period ended September 30, 1995 compared to $187,656,000 for the period ended September 30, 1994, an increase of $13,689,000, or 7.3%. This increase in loans is due to increased loan demand from qualified borrowers and is reflective of the economic recovery in most of the primary markets which the Company serves. The Company lends primarily to small and medium sized businesses within its markets, which are comprised principally of the Salinas, Watsonville, Monterey and Carmel areas. A majority of the Company's loan portfolio consists of loans secured by commercial, industrial and residential real estate.


Quality of Loans

      The Company follows the policy of discontinuing the accrual of interest income and reversing any accrued and unpaid interest when the payment of principal or interest is 90 days past due unless the loan is both well-secured and in the process of collection.

      The composition of non-performing loans as of September 30, 1995, December 31, 1994, and September 30, 1994 is summarized in the following table.

                            Nonperforming Loans
                          (Dollars in Thousands)

                       September  30,   December 31,   September  30,
                            1995            1994            1994
Accruing loans
past due 90 days
or more
   Commercial             $    0          $    0          $    0
   Consumer                    0               7               0
   Real Estate               423               0               0
Total                        423          $    7          $    0

Nonaccrual loans
   Commercial                229             993           1,096
   Consumer                  151             194             152
   Real Estate               834             836             953
Total                     $1,214          $2,023          $2,201

Total Nonperforming
Loans                     $1,637          $2,030          $2,201

Nonperforming Loans
To Total Loans              0.83%           1.01%         1.13%

Allowance For Possible
Loan Losses To Total
Non Performing Loans      137.14%         120.10%         110.22%

      The Company does not expect to sustain losses from any of the Non-Performing Loans in excess of that specifically provided for in the allowance for possible loan losses.

      In addition to the above, the Company holds four Other Real Estate Owned (OREO) properties, which aggregate $889,000. In all cases, the amount recorded represented the lesser of the loan balance or current fair value obtained from a current appraisal less anticipated selling costs; therefore, any identified loss has already been recognized.

      Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan extended and the creditworthiness of the borrower. To reflect the estimated risks of loss associated with its loan portfolio, additions are made to the Company's allowance for possible loan losses. As an integral part of this process, the allowance for possible loan losses is subject to review and possible adjustment as a result of management's assessment of risk or regulatory examinations conducted by governmental agencies. The Company's entire allowance is a valuation allocation created by direct charges against operations through the provision for possible loan losses.

      The provision for possible loan losses charged against operations is based upon the actual net loan losses incurred plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. The Company evaluates the adequacy of its allowance for possible loan losses on a quarterly basis. For the last several years, the Company has also contracted with an independent loan review consulting firm to evaluate overall credit quality and the adequacy of the allowance for possible loan losses. Both internal and external evaluations take into account the following: specific loan conditions as determined by management; the historical relationship between charge-offs and the level of the allowance; the estimated future loss in all significant loans; known deterioration in concentrations of credit, certain classes of loans or pledged collateral; historical loss experience based on volume and types of loans; the results of any independent review or evaluation of the loan portfolio quality conducted by or at the direction of Company management or by bank regulatory agencies; trends in portfolio volume, maturity and composition; off-balance sheet credit risk; volume and trends in delinquencies and nonaccruals; lending policies and procedures including those for charge-off, collection and recovery; national and local economic conditions and their affects on specific local industries; and the experience, ability and depth of lending management and staff. These factors are essentially judgmental and may not be reduced to a mathematical formula.

      The Company closely monitors the local markets in which it conducts its lending activities. The overall increase in loan demand from qualified borrowers during the past year is indicative of a stabilizing economic climate.

      The table set forth below summarizes the actual loan losses and provision for possible losses for the periods ended September 30, 1995, December 31, 1994, and September 30, 1994.

                       Charge-Off/Recovery Activity
                          (Dollars in Thousands)

                        Nine months         Year        Nine months
                           Ended           Ended           Ended
                     September 30, 1995December 31,1994September 30, 1994

Total Loans Outstanding  $197,618        $200,780        $195,607

Average Net Loans        $201,345        $190,721        $187,656

Allowance Balance
Beginning Of Period        2,438           2,507           2,507

  Charge-Offs By Loan Category
    Commercial              114             175             105
    Consumer                 49             108              72
    Real Estate             130              21              19
    Other                     0               0               0
    Total                $  293          $  304         $   196

  Recoveries By Loan Category
    Commercial               28              85              78
    Consumer                 29              30              25
    Real Estate              43              20              12
    Other                     0               0               0
    Total               $   100          $  135           $ 115

Net Charge-Offs           $  193          $  169          $   81

Provision Charged
To Expense                     0             100               0

Allowance Balance
End Of Period            $ 2,245         $ 2,438         $ 2,426

Allowance For Possible
Loan Losses
To Total Loans              1.14%           1.21%           1.24%

Annualized Net Charge-
Offs To Average Loans       0.13%           0.09%           0.06%

      The Company did not provide an additional provision to the allowance for possible loan losses for the nine months ended September 30, 1995, or September 30, 1994, primarily due to the Company's recognition of a stabilization of the local economy, resulting in a lower level of classified loans and the reduced potential of future charge-offs.

      The provision for possible loan losses charged against earnings is based upon an analysis of the actual migration of loans to losses plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $2,245,000 or 1.14% of total loans was adequate as of September 30, 1995.

Results of Operations
                   Nine months Ended September 30, 1995
                               Compared with
                   Nine months Ended September 30, 1994

     Net income of $3,923,000 for the nine months ended September 30, 1995 increased by $806,000 or 25.9% as compared to the same 1994 period. The increase in net income for the period was due primarily to an increase in net interest income of $1,689,000 which was the result of increased interest rates on loans without an equivalent increase in interest rates paid on deposits. This increase in net interest income was partially offset by a decrease in other income of $164,000 and a slight increase in other expenses of $117,000.

     Included in net income for the nine months ended September 30, 1995 is a $173,000 pre-tax refund from the Federal Deposit Insurance Corporation ("FDIC"). This refund represents the overpayments made for FDIC insurance for June of 1995 and the third quarter of 1995 after the Bank Insurance Fund ("BIF") was fully recapitalized. Upon full capitalization, assessment rates dropped from a range of $.23 to $.31 per $100 in insured deposits down to a range of $.04 to $.31 per $100 in insured deposits. This refund represents the rate reduction for the Bank retroactive to the end of May 1995. Net income for the nine months ended September 30, 1995 excluding the BIF refund was $3,817,000, an increase of $700,000 or 18.3% over the same period in 1994.

     The average balance of interest earning assets during the nine months ended September 30, 1995 was $298,156,000, a $10,766,000 or 3.7% increase over the comparable 1994 period. The Company's average yield on earning assets for the nine months ended September 30, 1995 increased to 8.5% compared to 7.5% during the comparable period in 1994. The increase in average yields is due to higher interest rates on adjustable rate loans within the loan portfolio due to the several rate increases in the Prime Rate over the latter part of 1994. Total interest income increased $2,973,000 or 18.5% for the nine months ended September 30, 1995 compared to the same 1994 period due to an increase in average assets coupled with increased average yields.

     Average deposits for the Company for the nine months ended September 30, 1995 were $289,997,000, a $6,780,000 or 2.4% increase compared to the period ended September 30, 1994. The Company's average cost of funds for the nine months ended September 30, 1995 was 3.0% which yielded a net interest margin of 6.3%. This compares to an average cost of funds of 2.3% and a net interest margin of 5.8% for the comparable 1994 period. Interest expense of $5,018,000 for the nine months ended September 30, 1995 was $1,284,000 or 34.4% over the comparable 1994 period due to an increase in average interest bearing deposits of $3,118,000 and an increase in the average rate paid on deposits of 0.7%. Net interest income for the nine months ended September 30, 1995 increased $1,689,000 or 13.7% and resulted from the increase of $2,973,000 in total interest income and an increase of $1,284,000 in total interest expense.

     The Company did not make any additional provisions to the allowance for possible loan loss for the nine months ended September 30, 1995 or for the same period in 1994. The analysis of the loan portfolio completed by the Company indicates that the current allowance for loan losses is adequate based on the Company's calculated provision requirements.

     Total loans charged-off net of recoveries for the nine months ended September 30, 1995 amounted to $193,000 compared to $81,000 net of recoveries for the same period in 1994. Annualized net loan charge-offs as a percentage of average loans for the nine months ended September 30, 1995 was 0.13% compared to 0.06% for the nine months ended September 30, 1994 and .09% for the year ended December 31, 1994.

     Total other income was $1,430,000 for the nine months ended September 30, 1995, a $164,000 or 10.3% decrease compared to the same period of 1994. Gains on sales of loans decreased $97,000 from the nine months ended
September 30, 1994 due to relatively low levels of loan sales in 1995. Income from mortgage banking fees decreased $34,000 for the nine months ended September 30, 1995 due to a slowdown in mortgage refinancing activity from 1994 levels. Other variances include service charges which increased by $26,000 from 1994 and other income which fell below 1994 levels by $58,000.

     Salaries and benefits expense for the nine months ended September 30, 1995 was $4,852,000, a $361,000 or 8.0% increase over the comparable 1994 period. This variance resulted primarily from normal salary increases, an increase in health insurance premiums, and an increase in the Company's contributions to the Bonus and Employee Stock Ownership Program. The Company employed 158 full time equivalent employees at September 30, 1995 compared to 155 full time equivalent employees at December 31, 1994 and 156 full time equivalent employees at September 30, 1994.

     Total other expenses, excluding salaries and benefits, for the nine months ended September 30, 1995, was $4,202,000, a $244,000 or 5,5%
decrease from the comparable 1994 period. This decrease was primarily the result of the refund received by the Company in September 1995 of $173,000 from the Bank Insurance Fund ("BIF") due to the recapitalization of BIF. Other variances include occupancy which increased $79,000 due primarily to the expense of temporary branch facilities due to expansion of the Salinas main office, and legal and professional fees which decreased $86,000 due to decreased usage of legal counsel in 1995.

     Applicable income taxes of $2,491,000 for the nine months ended September 30, 1995 were $602,000, or 31.9% more than the comparable 1994 period. The Company's effective tax rate for the nine months ended September 30, 1995 was 38.8% compared to 37.7% for the same period in 1994.

Results of Operations
                   Three Months Ended September 30, 1995
                               Compared with
                   Three Months Ended September 30, 1994

     Net income of $1,311,000 for the three months ended September 30, 1995 increased by $132,000 or 11.2% as compared to the same 1994 period. The increase in net income for the period was due primarily to an increase in net interest income of $241,000 which was the result of increased interest rates on loans without an equivalent increase in interest rates paid on deposits. Other income decreased for the three months ended September 30, 1995 by $124,000 compared to the third quarter of 1994 while other expenses decreased by $113,000 or 3.6%.

     Included in net income for the three months ended September 30, 1995 is a $173,000 pre-tax refund from the Federal Deposit Insurance Corporation ("FDIC"). This refund represents the overpayments made for FDIC insurance for June of 1995 and the third quarter of 1995 after the Bank Insurance Fund ("BIF") was fully recapitalized. Upon full capitalization, assessment rates dropped from a range of $.23 to $.31 per $100 in insured deposits down to a range of $.04 to $.31 per $100 in insured deposits. This refund represents the rate reduction for the Bank retroactive to the end of May 1995. Net income for the three months ended September 30, 1995 excluding the BIF refund was $1,205,000, an increase of $26,000 or 2.2% over the same period in 1994.

     The average balance of interest earning assets during the three months ended September 30, 1995 was $312,059,000, a $13,036,000 increase over the comparable 1994 period. The Company's average yield on earning assets for the three months ended September 30, 1995 increased to 8.4% compared to 7.8% during the comparable period in 1994. The increase in average yields is due to higher interest rates on adjustable rate loans within the loan portfolio due to the several rate increases in the Prime Rate over the latter part of 1994 and one in January of 1995. Total interest income increased $809,000 or 14.0% for the three months ended September 30, 1995 compared to the same 1994 period due to an increase in average yields.

     Average deposits for the Company for the three month period ended September 30, 1995 were $303,397,000, a $7,955,000 or 2.7% increase compared to the three months ended September 30, 1994. The Company's average cost of funds for the three months ended September 30, 1995 was 3.2% which yielded a net interest margin of 6.0%. This compares to an average cost of funds of 2.4% and an identical net interest margin of 6.0% for the same period in 1994. Interest expense of $1,925,000 for the three months ended September 30, 1995 was $568,000 or 41.9% over the comparable 1994 period due to an increase in average interest bearing deposits of $6,563,000 and an increase in the average rate paid on deposits of 0.8%. Net interest income for the three month period ended September 30, 1995 increased $241,000 or 5.4% and resulted from the increase of $809,000 in total interest income and an increase of $568,000 in total interest expense.

     Total loan charge-offs net of recoveries for the three months ended September 30, 1995 amounted to $114,000, compared to $65,000 net of recoveries for the same period in 1994. Annualized net loan charge-offs as a percentage of average loans for the three months ended September 30, 1995 was 0.23% compared to 0.14% for the three months ended September 30, 1994.

     Total other income was $478,000 for the three months ended September 30, 1995, a $124,000 or 20.6% decrease compared to the same period of 1994. Gains on sale of loans decreased by $111,000 from the third quarter of 1994 due to high sales activity in 1994. Net gains on sales of securities increased by $30,000 due to decreased sales activity in the third quarter of 1995. Other variances include mortgage banking fees which increased by $3,000 and other income which decreased $44,000 from the third quarter of 1994.

     Salaries and benefits expense for the three months ended September 30, 1995 was $1,645,000, a $57,000 or 3.6% increase over the comparable 1994 period, and resulted primarily from normal salary increases and an increase in the Company's contributions to the Bonus and Employee Stock Ownership Program.

     Total other expenses, excluding salaries and benefits, for the three months ended September 30, 1995, was $1,364,000, a $170,000 or 11.1%
decrease from the comparable 1994 period. This decrease was primarily the result of the refund received by the Company in September 1995 of $173,000 from the Bank Insurance Fund ("BIF") due to the recapitalization of BIF. Other variances include occupancy expense which increased $52,000 due to the expense of temporary branch facilities due to the expansion of the Salinas main office. Equipment expense increased $31,000, legal and professional fees decreased by $52,000 for the three months ended September 30, 1995 and other expense decreased $28,000 from the third quarter of 1994.

     Applicable income taxes of $839,000 for the three months ended September 30, 1995 were $98,000, or 13.2% more than the comparable 1994 period. The Company's effective tax rate for the three months ended September 30, 1995 was 39.0% compared to 38.6% for the same period in 1994.


Liquidity Management

       Liquidity represents the ability of the Company to meet the requirements of customer borrowing needs as well as fluctuations in deposit flows.

      Core deposits, which include demand, savings and interest bearing demand accounts, money market accounts and time deposits of less than $100,000, provide a relatively stable funding base. Core deposits averaged $158,984,000 or 45.9% of average total assets during the three months ended September 30, 1995, as compared to $156,753,000 or 48.2% of average total assets for the fiscal year ended December 31, 1994. At September 30, 1995 core deposits were $161,627,000 or 44.8% of total assets, compared to $154,515,000 or 44.9% of total assets at year end 1994.

      The Company's principal sources of asset liquidity are cash and cash due from banks, Federal Funds sold, short term investments, loans held for sale and available-for-sale investment securities. At September 30, 1995 these sources represented $103,092,000 or 32.6% of total deposits compared to $66,821,000 or 22.0% at year end 1994. This increase in liquidity for the nine months ended September 30, 1995 resulted primarily from an increase in Federal Funds sold, short term investments and available-for-sale securities.

      In the opinion of management, there are sufficient resources to meet the liquidity needs of the Company at present and projected future levels.

Capital Resources

      Capital management is a continuous process of providing adequate capital for current needs and anticipated future growth. Capital serves as a source of funds for the acquisition of fixed and other assets and protects depositors against potential losses. As the Company's assets increase, so do its capital requirements.

      The Company and the Bank are subject to Federal Reserve Board guidelines and regulations of the Comptroller of the Currency ("Comptroller"), respectively, governing capital adequacy. The Federal Reserve Board has established final risk-based and leverage capital guidelines for bank holding companies which are the same as the Comptroller's capital regulations for national banks.

      The Federal Reserve Board capital guidelines for bank holding companies and the Comptroller's regulations for national banks set total capital requirements and define capital in terms of "core capital elements" (comprising Tier 1 capital) and "supplemental capital elements" (comprising Tier 2 capital). Tier 1 capital is generally defined as the sum of the core capital elements less goodwill. The following items are defined as core capital elements: common stockholders' equity, qualifying noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: allowance for loan and lease losses (which cannot exceed 1.25% of an institution's risk weighted assets), perpetual preferred stock not qualifying as core capital, hybrid capital instruments and mandatory convertible debt instruments, and term subordinated debt and intermediate-term preferred stock. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

      Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Federal Reserve Board to those assets. Both bank holding companies and national banks are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. There are presently four risk-weight categories: 0% for cash and unconditionally guaranteed government securities; 20% for conditionally guaranteed government securities; 50% for performing residential real estate loans secured by first liens; and 100% for commercial loans.

      The Federal Reserve Board and the Comptroller also have established a minimum leverage ratio of 3% Tier I capital to total assets for bank holding companies and national banks that have received the highest composite regulatory rating and are not anticipating or experiencing any significant growth. All other institutions will be required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum.

      The following tables show the Company's and the Company's risk-based and leverage capital ratios as of September 30, 1995 and December 31, 1994. As indicated in these tables, the Company's and the Company's capital ratios significantly exceeded the minimum capital levels required by current federal regulations. Management believes that the Company and the Company will continue to meet their respective minimum capital requirements in the foreseeable future.
                         Risk Based Capital Ratio
                          (Dollars in Thousands)
                                (Unaudited)
                                   Pacific Capital Bancorp
                          September 30, 1995        December 31, 1994
                           Amount       Ratio        Amount       Ratio

Tier 1 Capital             $41,879   18.15%          $38,750    16.83%

Tier 1 Capital Minimum
     Requirement             9,228     4.00%           9,208     4.00%

Excess                     $32,651    14.15%         $29,542    12.83%

Total Capital              $44,124    19.13%         $41,188    17.89%

Total Capital Minimum
     Requirement            18,457     8.00%          18,416     8.00%

Excess                     $25,667    11.13%         $22,772     9.89%

Risk Adjusted Assets             $230,710                  $230,202

                          First National Bank of Central California
                          September 30, 1995        December 31, 1994
                           Amount       Ratio        Amount       Ratio

Tier 1 Capital             $39,433   17.27%          $35,244    15.55%

Tier 1 Capital Minimum
     Requirement             9,135     4.00%           9,066     4.00%

Excess                     $30,298    13.27%         $26,178    11.55%

Total Capital              $41,678    18.25%         $37,682    16.63%

Total Capital Minimum
     Requirement            18,270     8.00%          18,132     8.00%

Excess                     $23,408    10.25%         $19,550     8.63%

Risk Adjusted Assets             $228,371                  $226,652

                              Leverage Ratio
                          (Dollars in Thousands)
                                (Unaudited)

                                    Pacific Capital Bancorp
                          September 30, 1995         December 31, 1994
                          Amount       Ratio         Amount        Ratio

Tier 1 Capital to Average
     Total Assets        $41,879    12.04%           $38,750    11.38%

Minimum Leverage        $10,433 to  3.00% to       $10,212 to   3.00% to
     Requirement         $17,388     5.00%           $17,020     5.00%

Excess                  $24,491 to  7.04% to       $21,730 to   6.38% to
                         $31,446     9.04%           $28,538     8.38%

Average Total Assets            $347,763                   $340,401

                           First National Bank of Central California
                          September 30, 1995         December 31, 1994
                          Amount       Ratio         Amount        Ratio

Tier 1 Capital to Average
     Total Assets        $39,433    11.40%           $35,244    10.45%

Minimum Leverage        $10,374 to  3.00% to       $10,114 to   3.00% to
     Requirement         $17,290     5.00%           $16,856     5.00%

Excess                  $22,144 to  6.40% to       $18,388 to   5.45% to
                         $29,059     8.40%           $25,130     7.45%

Average Total Assets            $345,790                   $337,121

      Federal banking laws impose restrictions upon the amount of dividends the Bank may declare to the Company. Federal laws also impose restrictions upon the amount of loans or advances that the Bank may extend to the Company. In management's opinion, these do not affect the ability of the Company to meet its cash obligations.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               A report on Form 8-K dated February 28, 1995, was filed with the Commission on March 21, 1995, reporting under Item 5 -- Other Events - The stock repurchase program was amended to increase the price per share at which the Company will repurchase shares from $18.00 per share to $22.00 per share of not more than 300,000 shares of the Company's outstanding common stock at an aggregate purchase price not to exceed $5,000,000.

               A report on Form 8-K dated August 22, 1995, was filed with the Commission on August 22, 1995, reporting under Item 5 -- Other Events - The stock repurchase program was amended to increase the price per share at which the Company will repurchase shares from $22.00 per share to $24.00 per share of not more than 300,000 shares of the Company's outstanding common stock at an aggregate purchase price not to exceed $5,000,000.

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date __October 30, 1995_______          /S/    D. Vernon Horton
                                        D. Vernon Horton
                                        Chief Executive Officer





Date __October 30, 1995_______          /S/    Dennis A. DeCius
                                        Dennis A. DeCius
                                        Executive Vice President
                                        Chief Financial Officer