Form 10-K
period 1995-12-31
PACIFIC CAPITAL BANCORP
filed 1996-03-29
CIK 731805

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended: December 31, 1995

                                       or

[   ]    TRANSACTION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
 For the  transition  period from           to
                                  ---------    ---------

                         Commission File Number: 0-13528

                             PACIFIC CAPITAL BANCORP
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                   California                            77-0003875
--------------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

       307 Main Street, Salinas, California              93901
--------------------------------------------------------------------------------
       (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code: (408) 757-4900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---   ---

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Aggregate market value of Common Stock held by nonaffiliates of Pacific Capital Bancorp at March 1, 1996: $53,050,518 Number of shares of Common Stock outstanding at March 1, 1996: 2,600,588

Documents Incorporated by Reference:

1995 Annual Report to Shareholders.         Part II, Items 5, 6, 7 and 8

Proxy Statement for 1996 Annual             Part III, Items 10, 11, 12 and 13
Meeting of Shareholders to be filed
pursuant to Regulation 14A.
         THIS REPORT INCLUDES A TOTAL OF       PAGES
                                         -----
         EXHIBIT INDEX IS ON PAGE
                                  -----


                                                         TABLE OF CONTENTS


         PAGE


ITEM 1        BUSINESS....................................................................................................4

ITEM 2        PROPERTIES.................................................................................................16

ITEM 3        LEGAL PROCEEDINGS..........................................................................................19

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................19

ITEM 5        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.......................................20

ITEM 6        SELECTED FINANCIAL DATA....................................................................................20

ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................................................................20

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................................20

ITEM 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................................................................20

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................21

ITEM 11       EXECUTIVE COMPENSATION.....................................................................................21

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.............................................................................................21

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................................21

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................................22


                                     PART I

ITEM 1   BUSINESS

GENERAL

         Pacific Capital Bancorp (the Company) is a California corporation and bank holding company which was incorporated on January 26, 1983. First National Bank of Central California, the Company's wholly-owned banking subsidiary (the
Bank), commenced operations on April 2, 1984, under the name First National Bank of Monterey County. The Bank is a full service commercial bank serving Monterey, Salinas, Carmel, Watsonville, Prunedale and surrounding areas in Monterey and Santa Cruz Counties in California.

         The Company itself does not engage in any business activities other than the ownership of the Bank and the ownership of one other wholly-owned subsidiary, Pacific Capital Services Corporation (PCSC). PCSC has no active operations at this time. If specific opportunities were to present themselves, the Company would consider expanding the operations of its banking subsidiary and would seek opportunities for acquiring or forming other non-banking subsidiaries.

GENERAL BANKING SERVICES

         The Bank provides a wide range of commercial banking services to individuals, professionals, and small and medium sized businesses. The services provided include those typically offered by commercial banks, such as: checking, interest checking and savings accounts, travelers checks, safe deposit boxes, collection services, night depository facilities and wire and telephone transfers. In addition to the above deposit services, the Bank also provides a full array of loan products including commercial, real estate and consumer loans as well as a variety of government assisted loan programs such as SBA or Rural Economic Community Development Service guaranteed loans. The Bank is a member of the Federal Deposit Insurance Corporation (the FDIC) and the deposits of each depositor of the Bank are insured up to $100,000. Professional firms, individuals and businesses form the core of the Bank's customer and deposit base.

         The Bank maintains lobby hours between 9:00 a.m. and 5:00 p.m., Monday through Thursday and between 9:00 a.m. and 6:00 p.m. on Friday. In addition to a broad range of retail products and services, the Bank offers courier pick-up service, nationwide ATM access available through the Star(R) system, Cirrus(R), Explore(R) and Ca$h24(R), and point of sale transactions through Explore(R), Maestro(R) and Discover/Novus(R), merchant bank card support with electronic ticket capture, self directed IRA'S, discount brokerage services and business credit cards. Effective January 1, 1994, the Bank reduced its services at its Prunedale branch, eliminating the acceptance of deposits and cashing of checks, and on October 15, 1994, closed this branch office and converted it to an ATM branch offering 24-hour ATM services and night depository facilities. The Bank's loan administration department has been relocated to this location The Bank does not offer trust services.

DEPOSITS

         Most of the Bank's deposits are obtained from individuals, professionals and small and medium-sized businesses. As of December 31, 1995, the Bank had a total of 21,803 accounts representing 11,248 demand deposit (checking) accounts with an average balance of approximately $6,410 each; 7,473 savings, interest-bearing demand, and money market accounts with an average balance of approximately $20,458 each; and 3,082 other time accounts with an average balance of approximately $27,355 each.

LENDING ACTIVITIES

         The Bank engages in a full complement of lending activities, including commercial, consumer/installment and short-term real estate loans, with a particular emphasis on short- and medium-term commercial obligations. Commercial lending activities are directed principally toward small- to medium-sized businesses, such as professional firms, retail, light industry and manufacturing to which the Bank makes (a) loans for working capital, (b) loans secured by receivable and inventory, (c) term loans for equipment; and (d) real estate development loans. In addition to conventional commercial lending, the Bank also offers an array of government assisted loan products including SBA guaranteed loans, SBA 504 loans (primarily for commercial real estate transactions), Rural Economic Community Development Services guaranteed loans and loans guaranteed under the State of California guarantee program. The Bank also works to meet the needs of the local municipalities by providing lease financing for a wide variety of equipment purchases including energy retrofit, fire trucks, police cars, portable classrooms, etc. Consumer lending is oriented primarily to the needs of the Bank's customers, with an emphasis on automobile financing and real estate loans. Real estate loans include home loans, equity advance loans and construction loans.

         The Bank concentrates its lending activities in the following areas: real estate loans, commercial loans and consumer loans to individuals. As of December 31, 1995, these three categories accounted for approximately 67.7%, 23.6% and 5.7%, respectively, of the Bank's loan portfolio. As of December 31, 1995, the Bank had total loans outstanding of $211,344,000. No material portion of the Bank's loan portfolio is concentrated within a single industry or group of related industries.

         The interest rates charged for the various loans made by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition, governmental regulation and by current money market rates.

         The Company's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio. The Bank follows the policy of non-accrual of interest on a loan when principal or interest is 90 days or more past due unless the loan is well secured and in the process of collection. Interest income from non-accrual loans is not accrued on the books, but rather is recorded only when and if received. When a loan is placed on a non-accrual basis, any previously accrued but unpaid interest is reversed and charged against current income unless there is adequate collateral to assure recovery of the accrued interest.

CORRESPONDENT BANKS

         The Bank has correspondent relationships with First Interstate Bank of California, Bank of California, N.A., Bank of America, N.T.& S.A. and the Federal Reserve Bank of San Francisco. These relationships are a result of the Bank's efforts to obtain a wide range of services for the Bank and its customers and, as net sellers of federal funds (overnight interbank loans), to minimize the risk of an undue concentration of its resources with a few entities. The Bank does not currently serve, nor does it have plans to serve, as a correspondent to other banks.

         The correspondent banks perform the following services for the Bank: arrange loan participations; purchase and sell federal funds; obtain lines for letters of credit; buy and sell investment securities; safekeep the Bank's investment securities; and perform stock transfer agent, and data processing services.

EXISTING LOCATIONS

         The Bank currently operates five branch offices: the Monterey branch located at 495 Washington Street, Monterey; the Salinas branch located at 1001 South Main Street, Salinas; the Oldtown office located at 307 Main Street, Salinas; the Carmel branch located in the Carmel Rancho Shopping Center, Carmel; and the Watsonville branch located at 655 Main Street, Watsonville. Effective January 1, 1994, the Bank reduced the services offered at its Prunedale branch located in the Prunedale Shopping Center, Prunedale, discontinuing accepting deposits or cashing checks, and on October 15, 1994, the Prunedale branch was closed and converted to an ATM branch offering 24-hour ATM services and night depository facilities. The Bank's loan administration department has been relocated to this location. In addition to a banking office, the Oldtown office in Salinas houses all of the Bank's administrative functions as well as Data Processing/Operations department and a Community/Board room.

         On January 25, 1995, the Bank filed a branch application for a new branch office to be located at the Westridge Center in Salinas, California, northwest of U.S. 101 and Laurel Drive. On March 7, 1996, the Bank withdrew the application.

         On March 7, 1996, the Bank filed an application for permission to establish a Customer Bank Communication Terminal (CBCT) branch at Monterey Peninsula College.


EMPLOYEES

         As of December 31, 1995, the Company and its subsidiaries employed 165 full-time equivalent employees.

OTHER INFORMATION CONCERNING THE COMPANY AND THE BANK

         The Company and the Bank hold no material patents, trademarks, licenses, franchises or concessions except for the licenses issued by the Comptroller of the Currency (the Comptroller) for the Bank's banking offices.

         No material expenditures were made by the Company or the Bank during their last three fiscal years on research and development activities relating to the development of services or the improvement of existing services.

         Based upon present business activities, compliance with Federal, State and local provisions regulating discharge of materials into the environment will have no material effect upon the capital expenditures, earnings and competitive position of the Company or the Bank.

PACIFIC CAPITAL SERVICES CORPORATION

         Pacific Capital Services Corporation (PCSC), a wholly-owned subsidiary of the Company, was incorporated on April 22, 1985, to arrange and broker residential, commercial and construction loans and other extensions of credit. PCSC commenced operations on July 1, 1985, with a primary emphasis in the area of residential mortgage loans. In December, 1988, the functions performed by PCSC were taken over by the Bank and PCSC ceased operations. The Company maintains PCSC as an inactive subsidiary.

SELECTED STATISTICAL INFORMATION

         Consolidated statistical information concerning the business of the Company and the Bank is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion and Analysis) on pages 44 through 60 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, (the Annual Report) and in Note 1-11 to the Consolidated Financial Statements on pages 30 through 43 of the Annual Report, which pages of the Annual Report are incorporated herein by reference. This information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Annual Report which have been incorporated herein by reference.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The Company's average consolidated balance sheet and an analysis of net interest earnings for the years ended December 31, 1995, 1994 and 1993 is set forth in Management's Discussion and Analysis on page 45 of the Annual Report.

         A table setting forth the changes in interest income and interest expense in 1995 and 1994 resulting from changes in volume and changes in rates is set forth in Management's Discussion and Analysis on page 46 of the Annual Report.

INVESTMENT PORTFOLIO

         The amortized cost and estimated fair values of each category of investment securities at December 31, 1995, and 1994 and the maturities of investment securities at December 31, 1995, are set forth in Note 3 of the Notes to Consolidated Financial Statements on pages 33 and 34 of the Annual Report.

         At December 31, 1995, investment securities from the following issuers each totaled over ten percent (10%) of shareholder's equity of the Company:

     Amortized                               Estimated
     Cost                                    Fair value
     Held-to-maturity securities:

     State and municipal                     $6,633,000         $6,692,000


     Available-for-sale securities:

     U.S. Treasury                           $57,328,000        $57,787,000
     U.S. Government Agencies                $14,000,000        $13,999,000


LOAN AND LEASE PORTFOLIO

         The composition of the loan and lease portfolio for the five years ended at December 31, 1995, is set forth in Management's Discussion and Analysis on page 47of the Annual Report.

         Maturities and sensitivity to changes in interest rates in the loan and lease portfolio, including real estate-mortgage and consumer loans, as of December 31, 1995, are summarized in Management's Discussion and Analysis on page 48 of the Annual Report.

         The composition of nonaccrual, past due and restructured loans and leases for the five years ended December 31, 1995, and a discussion of the Company's policy for placing loans on nonaccrual status is set forth in Management's Discussion and Analysis on page 51 of the Annual Report.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of loan loss experience for the five years ended December 31, 1995, and a description of the factors which influenced management's judgment in determining the amount of the additions to the allowance charged to operating expenses in each fiscal period, as well as a discussion of the risk elements in the loan portfolio, is set forth in Management's Discussion and Analysis on page 49 of the Annual Report.

DEPOSITS

         The average amount of and the average rate paid on major deposit categories for the years ended December 31, 1995, 1994 and 1993 is set forth in Management's Discussion and Analysis on page 52 of the Annual Report.

         The maturity of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more at December 31, 1995, is set forth in Management's Discussion and Analysis on page 53 of the Annual Report.

FINANCIAL RATIOS

         Certain ratios of profitability, liquidity and capital for the years ended December 31, 1995, and 1994 are summarized in the Selected Financial Data on page 24 of the Annual Report and in Management's Discussion and Analysis on page 56 of the Annual Report.


COMPETITION

         In California and in the Bank's primary service areas, major banks dominate the commercial banking industry. Among the advantages which these banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. By virtue of their larger amounts of capital, such institutions have substantially greater lending limits than the Bank and perform certain functions, including trust services and international banking, which are not offered directly by the Bank but are offered indirectly through its correspondent institutions.

         The service area of the Monterey and Carmel offices of the Bank encompasses the greater Monterey Peninsula, including the cities of Monterey, Pacific Grove, Carmel, Seaside, Marina, Sand City, Del Rey Oaks, and the unincorporated communities of Pebble Beach and Carmel Valley. As of June 30, 1995, there were twenty-seven (27) operating bank offices, including the Bank's Monterey and Carmel offices, in the service area. There were also nineteen (19) operating savings and loan and credit union offices in the service area as of June 30, 1995.

         The service area of the Salinas offices are comprised primarily of the City of Salinas, Prunedale and the unincorporated areas of North Monterey County. There were sixteen (16) bank offices in these areas, including the Bank's Salinas and Oldtown offices, as of June 30, 1995. There were also ten
(10) savings and loan and credit union offices in the service area as of June 30, 1995.

         The service area of the Bank's Watsonville office includes the City of Watsonville and neighboring areas. As of June 30, 1995, there were eight (8) operating bank offices, including the Bank's Watsonville office, in the service area. There were also four (4) savings and loan and credit union offices in the service area as of June 30, 1995.

         Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt securities, as well as other depository institutions such as thrift and loan companies and credit unions, also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings.

         From time to time, legislation is proposed or enacted which has the effect of increasing the cost of doing business, limiting permissible activities or affecting the competitive balance between banks and other financial institutions. It is impossible to predict the competitive impact these and other changes in legislation will have on commercial banking in general or on the business of the Bank in particular.


SUPERVISION AND REGULATION

THE EFFECT OF GOVERNMENTAL POLICY ON BANKING

         The earnings and growth of the Company and the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System (the FRB) influences the supply of money through its open market operations in U.S. Government securities, and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also effect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company and the Bank cannot be predicted.

         As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by enactment of federal and state legislation which  may  have  the  effect  of  increasing  or  decreasing  the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company.

REGULATION AND SUPERVISION OF BANK HOLDING COMPANIES

         The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (BHCA). The Company reports to, registers with, and may be examined by the FRB. The FRB also has the authority to examine the Company's subsidiaries.

         The FRB requires the Company to maintain certain levels of capital. See "Capital Standards" herein. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB. See "Prompt Corrective Action and other Enforcement Mechanisms" herein.

         Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the FRB's approval.

         The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

         The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

         Transactions between the Company and the Bank and any future subsidiaries are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

BANK REGULATION AND SUPERVISION

         As a national bank, the Bank is regulated, supervised and regularly examined by the office of the Comptroller of the Currency (OCC). Deposit accounts at the Bank are insured by the Bank Insurance Fund (BIF), as administered by the Federal Deposit Insurance Corporation (FDIC), to the maximum amount permitted by law. The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law.

CAPITAL STANDARDS

         The OCC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are reported as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off balance sheet items of 4%.

         In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.


         The following tables present the capital ratios for the Company and the Bank as of December 31, 1995.

                                                       THE COMPANY                                THE BANK
                                               ----------------------------              ---------------------------
                                                Amount                Ratio              Amount                Ratio
                                               -------               ------             -------                -----
                                               (000's)                                  (000's)
Risk-Based Capital Ratio:

   Tier 1 Capital                              $42,976               17.60%             $40,532               16.78%
   Minimum Requirement                          $9,765                4.00%              $9,662                4.00%
      Excess                                   $33,211               13.60%             $30,870               12.78%
                                               =======               ======             =======               ======
   Total Capital                               $45,373               18.59%             $42,929               17.77%
   Minimum Requirement                         $19,529                8.00%             $19,325                8.00%
      Excess                                   $25,844               10.59%             $23,604                9.77%
                                               =======               ======             =======                =====
Risk-Adjusted Assets                          $244,114                                 $241,561

                                                       THE COMPANY                                THE BANK
                                               ----------------------------              ---------------------------
                                                Amount                Ratio               Amount               Ratio
                                               -------               ------              -------              ------
                                               (000's)                                   (000's)

Leverage Ratio:
   Tier 1 Capital                              $42,976               12.00%              $40,532              11.38%
      Minimum Requirement                      $14,330                4.00%              $14,247               4.00%
      Excess                                   $28,646                8.00%              $26,285               7.38%
                                               =======                =====              =======               =====
Average Quarterly Assets                      $358,232                                  $356,173


RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

         The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. Federal law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

         The payment of dividends by a national bank is further restricted by additional provisions of federal law, which prohibits a national bank from declaring a dividend on its shares of common stock unless its surplus fund exceeds the amount of its common capital (total outstanding common shares times the par value per share). Additionally, if losses have at any time been sustained equal to or exceeding a bank's undivided profits then on hand, no dividend shall be paid. Moreover, even if a bank's surplus exceeds its common capital and its undivided profits exceed its losses, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. A national bank must consider other business factors in determining the payment of dividends. The payment of dividends by the Bank is governed by the Bank's ability to maintain minimum required capital levels and an adequate allowance for loan losses. Regulators also have the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payments of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statue.

         The Bank has paid a stock dividend every year since 1986 and cash dividends were paid in 1993, 1994 and 1995.


PREMIUMS FOR DEPOSIT INSURANCE AND ASSESSMENTS FOR EXAMINATIONS

         As an insured depository institution, the Company is required to pay premiums for FDIC deposit insurance. The FDIC has adopted a risk-based assessment system for deposit insurance premiums. Under this system, depository institutions were charged anywhere from 23 cents to 31 cents for every $100 in insured deposits based on that institution's capital levels and supervisory subgroup assignment.

         In May 1995, the BIF achieved its target goal of bringing the ratio of insurance fund reserves to $1.25 for each $100 of insured deposits. Based on this reserve level, the FDIC in September 1995, reduced the range of insurance assessments to a range of $.04 to $.31 per $100 in insured deposits. In November 1995, the FDIC further reduced the range of insurance assessment rates to $0 to $.31 per $100 in insured deposits. Due to these changes in assessment rates, the Company's FDIC Assessment expense decreased for 1995 by $316,000 or 94.6%.


INTERSTATE BANKING AND BRANCHING

         On September 29, 1994, the Reigle/Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act) was signed into law. This Interstate Act effectively permits nationwide banking. The Interstate Act provides that one year after enactment, adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that currently bar acquisition by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the Federal Reserve Board may not be granted for a proposed interstate acquisition if after the acquisition, the acquiror on a consolidated basis would control more than 10% of the total deposits nationwide or would control more than 30% of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and in every case, may be waived by the state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act
(CRA). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions. States are not allowed to opt-out of interstate banking.

         Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Consolidation of banks is not permitted until June 1, 1997, provided that the state has not passed legislation "opting-out" of interstate branching. If a state opts-out prior to June 1, 1997, then banks located in that state may not participate in interstate banking. A state may opt-in to interstate branching by bank consolidation or by de novo branching by passing appropriate legislation earlier than June 1, 1997. Interstate branching is also subject to a 30% statewide deposit concentration limit on a consolidated basis, and a 10% nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches shall apply to the interstate branches.

         De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state other than the deposit concentration limits.

         Effective October 2, 1995, California opted in early to interstate branching by permitting other state's banks to acquire an entire California bank by merger or purchase and thereby establish one or more California branch offices, provided the acquired bank has been in existence at lease five years.

         Effective one year after enactment, the Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as agent for an affiliate shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured saving associations which were affiliated with banks as of June 1, 1994, may act as agents for such banks. An affiliate bank or savings association may not conduct any activity as an agent which such institution if prohibited from conducting as principal.

         If an interstate bank decides to close a branch located in a low-or moderate-income area, it must comply with additional branch closing notice requirements. The appropriate regulatory agency is authorized to consult with community organizations to explore options to maintain banking services in the affected community where the branch is to be closed.

         To ensure that interstate branching does not result in taking deposits without regard to a community's credit needs, the regulatory agencies are directed to implement regulations prohibiting interstate branches from being used as "deposit production offices." The regulations to implement its provisions are due by June 1, 1997. The regulations must include a provision to the effect that if loans made by an interstate branch are less than fifty percent of the average of all depository institutions in the state, then the regulatory must review the loan portfolio of the branch. If the regulator determines that the branch is not meeting the credit needs of the community, it has the authority to close the branch and to prohibit the bank from opening new branches in the state.

ACCOUNTING PRONOUNCEMENTS

         In October 1995, the FASB issued Statement of Financial Account Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock options, restricted stock, and stock appreciation rights. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under this method, compensation costs are measured at the grant date based on the value of the award and are recognized over the service period, which is the vesting period. SFAS No. 123 encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion
(APB) No. 25, Accounting for Stock Issued to Employees. This statement applies to fiscal years beginning after December 15, 1995. The Company has elected to use current practice under APB No. 25 and does not anticipate that the required disclosures will have a material impact on the financial condition or results of operations of the Company.

ITEM 2   PROPERTIES

SALINAS

         The Salinas office of the Bank is located at 1001 South Main Street in Salinas on premises owned by the Company. The Bank leased the premises from the Company at the rate of $6,000 per month pursuant to the terms of a ten-year lease executed as of April 1, 1984. On April 1, 1994, the lease was renegotiated for an additional 10 years. The amount of monthly rent payable under the new lease is subject to annual negotiation between the Company and the Bank. The Bank's rental rate for 1995 is $6,000 per month. The Bank pays for all utilities used at the premises.

         The current Salinas office consist of a building which contains 4,800 square feet and is located on a lot of approximately 26,700 square feet. Parking spaces are available for thirty-five (35) automobiles. During July 1995, a major renovation and construction project was started that will double the size of the Salinas Office. This project is expected to be completed approximately May 1, 1996, and cost approximately one million four hundred dollars ($1,400,000). The Bank had previously purchased an adjacent 12,000 square foot parcel of property located at 14 and 16 E. Romie Lane at a total cost of $430,397 for future expansion plans. This property will now become a part of the new Salinas Office complex by providing parking for 41 automobiles. At the completion of the project, the Company will negotiate the Bank's rental rate for the remaining term of the lease.

         As of December 31, 1995, the Bank had invested $415,205 for furniture, fixtures, equipment and leasehold improvements for the Salinas Office.

         The Bank's Administrative and Oldtown office is leased at market rates from Director James L. Gattis under a lease for 15,371 square feet of office space in a building located at 307 Main Street, Salinas, California. This facility houses the Bank's Oldtown Banking Office, its Data Processing/Operations department, and Community/Board room. The initial lease term, which commenced on May 1, 1989, is for five (5) years at an initial rental rate of $10,600 per month for the first year of the rental term. For each year after the first year of the term, the rental rate is increased to reflect increases in the consumer Price Index for all items for the San Francisco/Oakland Metropolitan Area, using October, 1988 as the base month. on September 19, 1992, the Bank exercised an option to lease the 1,662 square feet of space in the building which it did not already occupy. The Bank, in addition to this rental rate, pays all taxes and assessments levied against the leased premises and pays for all utilities on the leased premises. The lease also provides the Bank with three successive five-year options to renew at a rental rate to be determined based on increases in the Consumer Price Index as described above. The Bank has exercised its option to renew the lease for an additional five year period commencing on January 1, 1994. The Bank's rental rate for 1995 is $15,780 per month.

         The Bank has invested $442,236 in leasehold improvements and $2,227,700 in furniture, fixtures and equipment for the Information Services Department and the Administrative and Oldtown offices as of December 1995.

         On  February  2,  1996,   the  Bank  entered  into  an  agreement  with
Information Technology, Inc., for the purpose of purchasing a new computer mainframe and mainframe software at a cost of $304,603. The new computer system is expected to be installed and operational by mid-April 1996.

         Pursuant to a lease entered into on October 26, 1993, the Bank leases from Chairman Stanley R. Haynes, 4,340 square feet of warehouse space located at 632 E. Alisal Street, Salinas, for a term of sixty months ending on October 31, 1998. The lease is cancelable by either party by giving twelve months notice.

CARMEL

         The Bank's Carmel office opened for business on June 17, 1991. The Carmel office consists of a 3,400 square foot portion of the Carmel Rancho Shopping Center. The Carmel office is held under a lease with an initial term of ten (10) years, commencing on November 1, 1990. The lease provides the Bank with four (4) five-year options to extend the term for an aggregate lease term of thirty (30) years. The Bank's rental obligation under the lease was $6,000 per month for the first twelve (12) months and the lease provides for adjustment in subsequent periods (including any renewal period) to reflect changes in the Consumer Price Index for All Urban Consumers in the San Francisco-Oakland Area. Accordingly, the Bank's rental rate for 1995 was adjusted to $7,200 per month.

         The Bank had invested $423,757 in leasehold improvements and $257,997 in furniture, fixtures and equipment for the Carmel office as of December 31, 1995.

WATSONVILLE

         The Bank's Watsonville office is located at 655 Main Street in downtown Watsonville, California in a 3,600 square foot modular building located on a 45,000 square foot parcel of land which was purchased in 1986 at a cost of approximately $400,000. As of December 31, 1995, the Company has invested approximately $680,146 in furniture, fixtures and equipment, $1,943,811 in construction costs and $79,010 in leasehold improvements for the Watsonville office.

MONTEREY

         The Bank's Monterey banking office is located at 495 Washington Street, has approximately 10,000 square feet of space, and is situated on a 21,962 square foot parcel leased by the Bank. The Bank's lease for the property has an initial term of fifteen (15) years, commencing on July 1, 1990. The lease provides the Bank with an initial option to extend the term for an additional ten (10) years and with a second option to extend the term for a period which will cause the aggregate lease term to extend to a total of thirty-four (34) years and eleven (11) months from June 28, 1989. The lease agreement also provides the Bank with a right of first refusal to purchase the premises and to lease or purchase an adjacent parcel containing approximately 8,500 square feet. The Bank's rental obligation under the lease is $7,000 per month for the first sixty (60) months and will be adjusted in subsequent periods (including upon the exercise of any renewal option) to reflect changes in the Consumer Price Index for All Urban Consumers in the San Francisco-Oakland-San Jose Area, using December, 1987 as the base month. The Bank's rental rate for 1996 was adjusted to $8,208 per month.

         The Bank had invested a total of $1,642,192 in construction costs for the new building and an additional $437,376 in furniture, fixtures and equipment as of December 31, 1995.

         In connection with the relocation of its Monterey office in 1991, the Bank entered into an agreement to sublease its original Monterey banking facility, located at 601 Abrego Street. The sublease agreement, which was entered into as of November 12, 1990, and expires on December 31, 2003, provided for initial monthly rent of $4,971, to be adjusted each January 1, commencing January 1, 1994, to reflect changes in the Consumer Price Index for All Urban Consumers in the San Francisco-Oakland Metropolitan Area and to reflect adjustments in the underlying lease.

         The Bank's  lease on this  property was renewed for an  additional  ten
(10) years beginning on January 1, 1994, and ending on December 31, 2003, the same date as the sublease discussed above. The initial rental is $4,000 per month, to be adjusted each January l to reflect changes in the Consumer Price Index for all Urban Consumers in the San Francisco-Oakland Metropolitan Area. Accordingly, the Bank's rental rate for 1995 was adjusted to $4,162 per month.

         The Company had invested approximately $416,718 in construction costs in the 601 Abrego Street office as of December 31, 1995.

PRUNEDALE

         The Bank's Prunedale facility is located in a 2,847 square foot portion of the Prunetree Shopping Center under a lease entered into as of June 28, 1988, with an initial term of ten (10) years. The rental obligation under the lease commenced on July 1, 1989, at an initial monthly rent of $2,847. The lease provides for annual increases in rent during the initial term and the Company's monthly rental obligation from July 1, 1994, to June 30, 1995, is $4,578. On July 1, 1996, the monthly rental obligation will increase to $4,807. The Bank's Loan Department is located at this office. The Bank offers 24-hour ATM services and a night depository facility at this location.

         The lease provides the Company with three (3) five-year options to extend the term for an aggregate lease term of twenty-five (25) years. The Company's minimum rental obligation under any renewal period will be the prevailing market value rent for equivalent space, as negotiated by the Company and the lessor, provided that the minimum rental amount in any such renewal period will not be less than the rental amount paid during the last year of the original lease term or the last year of the previous option period. The minimum rental obligation during any renewal period will then be increased annually by five percent (5%) over the rental amount for the preceding year.

         The lease also provides the Company with a right of first refusal to lease premises adjacent to the Prunedale office in the event those adjacent premises become available during the lease term, including renewal periods.

         The Company had invested approximately $154,649 in construction costs and an additional $330,120 in furniture, fixtures and equipment in the Prunedale office as of December 31, 1995.


ITEM 3   LEGAL PROCEEDINGS

         Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses nor are any such proceedings known to be contemplated by governmental authorities.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         For information concerning the Company's Common Stock and related security holder matters, see "Pacific Capital Bancorp Stock Activity" at Page 61 of the Annual Report, which is incorporated herein by reference.

         As of March 1, 1996, there were 1,602 holders of record of the Company's Common Stock.


ITEM 6   SELECTED FINANCIAL DATA

         For selected financial data concerning the Company, see "Selected Financial Information and Comparative Per Share Data" at Page 1 of the Annual Report, which is incorporated herein by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For Management's discussion and analysis of financial condition and results of operations, see "Management's Discussion and Analysis" at Pages 45 through 60 of the Annual Report, which pages of the Annual Report are incorporated herein by reference.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For financial statements of the Company, see Pages 25 through 30 of the Annual Report and the "Independent Auditors" Report thereon at Page 65 which pages of the Annual Report are incorporated herein by reference.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

         For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS OF THE COMPANY" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and any persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best knowledge of the Company, there are no persons who own more than ten-percent of the Company's Common Stock.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, for the fiscal year ended December 31, 1995, all filing requirements applicable to its officers and directors have been satisfied.

ITEM 11  EXECUTIVE COMPENSATION

         For information concerning executive compensation, see "EXECUTIVE COMPENSATION" in the Proxy Statement, which is incorporated herein by reference.
ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         For information concerning security ownership of certain beneficial owners and management, see "PRINCIPAL SHAREHOLDERS" and "ELECTION OF DIRECTORS OF THE COMPANY" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information concerning certain relationships and related transactions, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "INDEBTEDNESS OF MANAGEMENT" in the Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1.  FINANCIAL STATEMENTS.

         The following consolidated financial statements of Pacific Capital Bancorp and Subsidiaries, other financial information and the Independent
Auditors' Report on Consolidated Financial Statements are contained herein following this Item 14.

2.       FINANCIAL STATEMENT SCHEDULES.

         In accordance with Regulation S-X, the financial statement schedules have been omitted because (a) they are not applicable to or required of the Company; or (b) the information required is included in the consolidated financial statements or notes thereto.

         With the exception of such information in the 1995 Annual Report incorporated herein by reference, the 1995 Annual Report is not deemed "filed" as part of this report.

3.       EXHIBITS.

         See Index to Exhibits at pages 69-73 of this Form 10-K.

(B)      REPORTS ON FORM 8-K.

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

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 2-98004:

         Insofar as indemnification for liabilities arising under the Securities Act Of 1933 (the Act) may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being registered the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1995, 1994, and 1993

                   (With Independent Auditors' Report Thereon)

                                            SELECTED FINANCIAL INFORMATION AND
                                                COMPARATIVE PER SHARE DATA
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)               1995        1994        1993         1992        1991
---------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Interest Income                                             $25,845     $22,156     $20,257      $21,429     $24,643
Interest Expense                                              7,029       5,185       5,175        7,131      10,875
------------------------------------------------------------------ --------------------------------------------------
Net Interest Income                                          18,816      16,971      15,082       14,298      13,768
Provision for Possible Loan Losses                              135         100         890          925         441
---------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
   for Possible Loan Losses                                  18,681      16,871      14,192       13,373      13,327
Other Income                                                  1,948       2,105       2,245        2,336       2,168
Other Expense                                                12,342      11,968      11,691       11,251      10,908
Net Gain (Loss) on Securities Transactions                     (73)        (17)         120            3           5
---------------------------------------------------------------------------------------------------- ----------------
Earnings Before Income taxes                                  8,214       6,991       4,866        4,461       4,592
Income Taxes                                                  3,180       2,652       1,727        1,540       1,633
----------------------------------------------------------------------------- ---------------------- ----------------
Income From Continuing Operations                             5,034       4,339       3,139        2,921       2,959
Cumulative Effect of Accounting Change                            -           -         549            -           -
---------------------------------------------------------------------------------------------------------------------
Net Income                                                   $5,034      $4,339      $3,688       $2,921      $2,959
---------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Income From Continuing Operations (1)                      $1.86        $1.65        $1.18        $1.10        $1.11
Net Income (1)                                              1.86         1.65         1.39         1.10         1.11
Cash Dividends Declared                                      .53          .40          .30            -            -
Book Value                                                 16.50        15.65        15.23        14.80        14.20

BALANCES AT YEAR END
Total Assets                                             353,579      343,879      308,767      307,737      291,240
Total Loans                                              211,344      200,780      180,592      183,744      196,743
Allowance for Possible Loan Losses                         2,397        2,438        2,507        2,352        2,148
Total Deposits                                           307,819      303,229      271,773      272,940      259,991
Total Shareholders' Equity                                42,976       38,750       35,432       32,787       29,751

AVERAGE DAILY BALANCES
Total Assets                                             339,351      324,919      311,867      297,747      277,957
Total Loans                                              201,360      190,721      177,988      191,099      198,495
Allowance for Possible Loan Losses                         2,359        2,475        2,343        2,202        2,248
Total Deposits                                           295,560      287,293      277,246      264,799      247,199
Total Shareholders' Equity                                41,280       37,216       34,131       31,401       28,658

PERFORMANCE AND CAPITAL RATIOS
Return on Average Assets                                    1.48%        1.34%        1.18%        0.98%        1.06%
Return on Average Equity                                   12.19%       11.66%       10.81%        9.30%       10.33%
Average Equity to Average Assets                           12.16%       11.46%       10.94%       10.55%       10.31%
---------------------------------------------------------------------------------------------------------------------

(1) Weighted average shares outstanding and all share and per share amounts have given effect to all stock dividends and stock splits.

                                       2


                            Pacific Capital Bancorp
                                and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                1990        1989        1988         1987        1986
----------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
Interest Income                                              $26,882     $25,116     $21,013      $16,662     $13,020
Interest Expense                                              12,698      11,916       9,543        7,573       6,351
----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                           14,184      13,200      11,470        9,089       6,669
Provision for Possible Loan Losses                               225         379         554          650         650
----------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
   for Possible Loan Losses                                   13,959      12,821      10,916        8,439       6,019
Other Income                                                   2,257       2,208       1,094          873         703
Other Expense                                                 11,530       9,776       7,433        6,651       5,361
Net Gain (Loss) on Securities Transactions                       (7)          43          44           41          27
------------------------------------------------------------------------------------------------------ ---------------
Earnings Before Income taxes                                   4,679       5,296       4,621        2,702       1,388
Income Taxes                                                   1,738       1,959       1,559          986         402
----------------------------------------------------------------------------------------------------------------------
Income From Continuing Operations
Cumulative Effect of Accounting Change                         2,941       3,337       3,062        1,716         986
----------------------------------------------------------------------------------------------------------------------
Net Income                                                    $2,941      $3,337      $3,062       $1,716        $986
----------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Income From Continuing Operations (1)                          $1.07        $1.64        $1.53       $1.01        $.75
Net Income (1)                                                  1.07         1.64         1.53        1.01         .75
Cash Dividends Declared                                            -            -            -           -           -
Book Value                                                     13.97        13.19        10.71       10.00        8.55

BALANCES AT YEAR END
Total Assets                                                 273,865      262,208      239,034     212,207     179,906
Total Loans                                                  195,461      185,689      157,160     137,575     103,117
Allowance for Possible Loan Losses                             2,193        1,853        1,790       1,391       1,145
Total Deposits                                               243,960      234,672      204,011     188,337     136,885
Total Shareholders' Equity                                    28,301       24,781       20,021      18,248      11,256

AVERAGE DAILY BALANCES
Total Assets                                                 269,592      242,871      223,884     187,851     141,739
Total Loans                                                  196,562      169,513      143,111     113,916      85,380
Allowance for Possible Loan Losses                             2,042        1,840        1,626       1,310       1,071
Total Deposits                                               241,079      216,627      200,690     170,256     129,107
Total Shareholders' Equity                                    26,454       23,207       19,607      14,909      11,243

PERFORMANCE AND CAPITAL RATIOS
Return on Average Assets                                        1.09%        1.37%        1.37%        .91%        .70%
Return on Average Equity                                       11.12%       14.38%       15.62%      11.51%       8.77%
Average Equity to Average Assets                                9.81%        9.56%        8.76%       7.94%       7.93%
-----------------------------------------------------------------------------------------------------------------------


                             Pacific Capital Bancorp
                                and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994
-------------------------------------------------------------------------------------------------------------------
(In thousands, except share amounts)                                                     1995                 1994
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                               $24,891              $25,977
Federal funds sold                                                                     10,326               15,961
Money market funds                                                                      6,681                  324
-------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                                        41,898               42,262

Investment securities:
    Held-to-maturity securities, at amortized cost
       (fair value of $8,662 and $62,367, respectively)                                 8,596               64,131
    Available-for-sale securities, at fair value                                       75,896               22,258
-------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                       84,492               86,389

Loans available for sale                                                                3,876                2,301

Loans                                                                                 211,344              200,780
Less allowance for possible loan losses                                                 2,397                2,438
-------------------------------------------------------------------------------------------------------------------
     Net loans                                                                        208,947              198,342

Premises and equipment, net                                                             7,523                7,238
Accrued interest receivable and other assets                                            6,843                7,347
-------------------------------------------------------------------------------------------------------------------
     Total assets                                                                    $353,579             $343,879
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand, non-interest bearing                                                        $71,988              $70,638
  Demand, interest bearing                                                             56,527               53,410
  Savings and money market                                                             97,087              122,816
  Time certificates                                                                    82,217               56,365
-------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                   307,819              303,229

Accrued interest payable and other liabilities                                          2,784                1,900
-------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                310,603              305,129
-------------------------------------------------------------------------------------------------------------------

Shareholders'  equity:
  Preferred stock; no par value, 20,000,000 shares authorized and unissued                  -                    -
  Common stock; no par value, 20,000,000 shares authorized: 2,603,839
    and 2,476,517 shares issued and outstanding, respectively                          31,235               28,056
  Retained earnings                                                                    11,435               10,850
  Net unrealized gain (loss) on available-for-sale securities                             306                 (156)
-------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                        42,976               38,750

Commitments and contingencies                                                               -                    -
-------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                      $353,579             $343,879
===================================================================================================================

See accompanying notes to consolidated financial statements.


                             Pacific Capital Bancorp
                                and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1995, 1994, and 1993
---------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                                        1995        1994          1993
---------------------------------------------------------------------------------------------------------------

Interest income:
  Interest and fees on loans                                                 $20,461     $17,329       $15,557
  Interest on federal funds sold and other short-term investments              1,230         770           638
  Interest on investment securities:
     U.S. Treasury                                                             3,205       3,139         2,726
     U.S. government agencies                                                    282         247           524
     State and municipal                                                         588         596           656
  Other interest income                                                           79          75           156
---------------------------------------------------------------------------------------------------------------
      Total interest income                                                   25,845      22,156        20,257
---------------------------------------------------------------------------------------------------------------
Interest expense:
  Demand, interest bearing                                                       566         551           607
  Savings and money market                                                     2,747       2,837         2,944
  Time certificates                                                            3,716       1,795         1,599
  Other interest expense                                                           -           2            25
---------------------------------------------------------------------------------------------------------------
     Total interest expense                                                    7,029       5,185         5,175
---------------------------------------------------------------------------------------------------------------
     Net interest income                                                      18,816      16,971        15,082
Provision for possible loan losses                                               135         100           890
---------------------------------------------------------------------------------------------------------------
      Net interest income after provision for possible loan losses            18,681      16,871        14,192
---------------------------------------------------------------------------------------------------------------
Other income:
  Service charges                                                              1,805       1,838         1,733
  Mortgage banking fees                                                          123         153           302
  Gain on sale of loans                                                           20         114           210
  Gains on securities transactions                                                70          79           173
  Losses on securities transactions                                            (143)        (96)          (53)
---------------------------------------------------------------------------------------------------------------
      Total other income                                                       1,875       2,088         2,365
---------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                        6,638       6,027         5,801
  Occupancy                                                                    1,399       1,271         1,309
  Equipment                                                                    1,035       1,038         1,035
  Advertising and promotion                                                      476         480           317
  Stationery and supplies                                                        310         272           267
  Legal and professional fees                                                    572         653           616
  Regulatory assessments                                                         423         736           722
  Other                                                                        1,489       1,491         1,624
---------------------------------------------------------------------------------------------------------------
    Total other expenses                                                      12,342      11,968        11,691
---------------------------------------------------------------------------------------------------------------
      Income before income taxes and cumulative effect of
          accounting change                                                    8,214       6,991         4,866
Income taxes                                                                   3,180       2,652         1,727
---------------------------------------------------------------------------------------------------------------
      Income before cumulative effect of accounting change                     5,034       4,339         3,139
---------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting for income taxes                         -           -           549
---------------------------------------------------------------------------------------------------------------
 Net income                                                                   $5,034      $4,339        $3,688
===============================================================================================================
Earnings per share:
     Income before cumulative effect of accounting change                      $1.86       $1.65         $1.18
     Cumulative effect of accounting change                                        -           -          0.21
---------------------------------------------------------------------------------------------------------------
      Net income                                                               $1.86       $1.65         $1.39
===============================================================================================================

See accompanying notes to consolidated financial statements

                                       5


                             Pacific Capital Bancorp
                                and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------
Years ended December 31, 1995, 1994, and 1993
---------------------------------------------------------------------------------------------------------------------------

                                                                                        Net unrealized
                                                                                        gain (loss) on            Total
                                       Common stock             Retained   Guaranteed   available-for-    shareholders'
(In thousands, except share amounts)         shares    Amount   earnings    ESOP note  sale securities           equity
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1992               2,215,038   $24,726     $8,356       ($295)                -          $32,787
Net income for the year ended
   December 31, 1993                              -         -      3,688           -                 -            3,688
Purchase and retirement of shares           (77,484)   (1,172)         -           -                 -           (1,172)
Exercise of stock options
   (net of 5,452 shares retired in
   connection with cashless exercises)       78,460       526          -           -                 -              526
5% stock dividend, including
   payment of fractional shares             111,153     1,722    (1,735)           -                 -              (13)
Cash dividend declared                            -         -      (671)           -                 -             (671)
Repayment of ESOP note                            -         -         -           83                 -               83
Recognition of net unrealized gain
   on available-for-sale securities               -         -         -            -               204              204
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1993               2,327,167    25,802      9,638        (212)              204           35,432
Net income for the year ended
   December 31, 1994                              -         -      4,339           -                 -            4,339
Purchase and retirement of shares          (42,772)     (717)          -           -                 -             (717)
Exercise of stock options
   (net of 5,284 shares retired in
   connection with cashless exercises)      75,071       806           -           -                 -              806
5% stock dividend, including
   payment of fractional shares             117,051     2,165    (2,181)           -                 -              (16)
Cash dividends declared                           -         -      (946)           -                 -             (946)
Repayment of ESOP note                            -         -         -          212                 -              212
Recognition of net unrealized loss
   on available-for-sale securities               -         -         -            -              (360)            (360)
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1994               2,476,517    28,056     10,850           -              (156)          38,750
Net income for the year ended
   December 31, 1995                              -         -      5,034           -                 -            5,034
Purchase and retirement of shares            (5,606)     (111)         -           -                 -             (111)
Exercise of stock options                     9,590       158          -           -                 -              158
5% stock dividend, including
   payment of fractional shares             123,338     3,132    (3,147)           -                 -              (15)
Cash dividends declared                           -         -    (1,302)           -                 -           (1,302)
Recognition of net unrealized
  gain on available-for-sale securities           -         -         -            -               462              462
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995               2,603,839   $31,235    $11,435         $ -              $306          $42,976
========================================================================================================================

See accompanying notes to consolidated financial statements


                            Pacific Capital Bancorp
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1995, 1994, and 1993
--------------------------------------------------------------------------------------------------------------
(In thousands)                                                                1995          1994         1993
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                $5,034        $4,339       $3,688
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of change in accounting method                             -             -        (549)
    Depreciation and amortization                                              886           869          971
    Accretion and amortization on investment securities                       (459)          721          469
    Provision for possible loan losses                                         135           100          890
    Loss (gain) on sale of investment securities, net                           73            17         (120)
    Net originations of loans available for sale                            (1,575)       (2,759)      (5,001)
    Proceeds from sale of loans                                                  -         3,412        2,955
    Gain on sale of loans                                                      (20)         (114)        (210)
    Deferral of loan origination fees                                            8           (41)         138
    Change in accrued interest receivable and other assets                     966        (1,578)        (332)
    Change in accrued interest payable and other liabilities                   906           338         (523)
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    5,954         5,304        2,376
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net change in loans                                                      (10,750)      (20,316)       2,069
  Maturities of investment securities                                       22,368        21,062       22,488
  Purchases of investment securities                                       (62,174)      (32,373)     (74,493)
  Proceeds from sale of available-for-sale securities                       42,089        13,494       30,630
  Capital expenditures, net                                                 (1,171)         (789)        (396)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (9,638)      (18,922)     (19,702)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                        4,590        31,456       (1,167)
  Cash paid for retirement of stock                                           (111)         (717)      (1,172)
  Proceeds from exercise of stock options                                      158           806          526
  Cash paid in lieu of fractional shares                                       (15)          (16)         (13)
  Cash paid for dividends                                                   (1,302)         (946)        (671)
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                          3,320        30,583       (2,497)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          (364)       16,965      (19,823)
Cash and cash equivalents at beginning of year                              42,262        25,297       45,120
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $41,898       $42,262      $25,297
==============================================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the period:
     Interest                                                               $7,888        $5,289       $5,456
     Income taxes                                                            3,410         2,578        1,952
     Release of guarantee of ESOP note                                           -           212           83
==============================================================================================================
Noncash investing and financing activities:
    Transfer from retained earnings to common stock due to
      stock dividends                                                       $3,132        $2,165       $1,722
    Transfer of securities from held-to-maturity
      to available-for-sale                                                 30,234             -            -
    Transfer from loans to other real estate owned                             366         1,308          380
==============================================================================================================

See accompanying notes to consolidated financial statements

                                       7

                            Pacific Capital Bancorp
                                and Subsidiaries

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993


(1)      Summary of Significant Accounting Policies

         The accounting policies of Pacific Capital Bancorp (the Company) and subsidiaries are in accordance with generally accepted accounting
         principles  and  conform  to  general   practices  within  the  banking
         industry.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Pacific Capital Bancorp is a California corporation and bank holding company which was incorporated on January 26, 1983. First National Bank of Central California (the Bank), the Company's wholly owned subsidiary, commenced operations on April 2, 1984 under the name First National Bank of Monterey County. The Bank is a full service commercial bank serving Monterey, Salinas, Carmel, Watsonville, Prunedale and surrounding areas in Monterey and Santa Cruz Counties in California.

         Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, First National Bank of Central California, and Pacific Capital Services Corporation (an inactive corporation). All material intercompany accounts and transactions have been eliminated in consolidation.

         Investment Securities - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of December 31, 1993. SFAS No. 115 requires entities to classify investments in debt and equity securities with readily determinable fair values as "held-to-maturity", "available-for-sale", or "trading", and establishes accounting and reporting requirements for each classification. In accordance with SFAS No. 115, the Company has classified those securities for which it has the positive intent and ability to hold to maturity as held-to-maturity securities. Such securities are reported at amortized cost.

         In November 1995, the Financial Accounting Standards Board (FASB) issued a special report, A Guide to Implementation of Statement No. 115, on Accounting for Certain Investments in Debt and Equity
         Securities Questions and Answers, (the Special Report). The Special Report allowed companies to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications at fair value. Reclassifications from this one-time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future, provided that reclassification was performed by December 31, 1995.

         The Company adopted the reclassification provision in the Special Report prior to December 31, 1995 and transferred $30,234,000 of held-to-maturity securities into available-for-sale. The unrealized pretax gain upon transfer was $38,000 at December 31, 1995.

                            Pacific Capital Bancorp
                                and Subsidiaries

         The Company has classified certain securities for which it does not have the intent to hold to maturity and which are not held principally for the purpose of selling them in the near term as available-for-sale securities. Such securities are reported at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of shareholders' equity.

         Amortization of premiums and accretion of discounts arising at acquisition of investment securities are included in income using methods that approximate the interest method. Gains or losses on the sale of securities are determined based on the specific identification method.

         Loans - Loans are stated at the principal amount outstanding. Interest on loans is credited to income on a simple interest basis. Loan origination fees and direct origination costs are deferred and amortized to income by a method approximating the level yield interest method over the estimated lives of the underlying loans. Loans contractually past due over 90 days or considered impaired are placed on nonaccrual status, unless they are well-secured by underlying collateral and are in the process of collection.

         The allowance for possible loan losses is a valuation allowance that is maintained at a level estimated to be adequate to provide for future loan losses through charges to current operating expense. The allowance is based upon a continuing review of loans by management which includes consideration of changes in the character of the loan portfolio, current and anticipated economic conditions, past lending experience, loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating potential loan losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

         In May 1993, the FASB issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan. This statement addresses the accounting treatment of certain impaired loans. Management considers a loan impaired when it is contractually past due over 90 days and when the fair value of assets collateralizing the loan (for collateral dependent loans) has suffered significant deterioration. SFAS No. 114 requires that impaired loans generally be measured based on the present value of expected future cash flows discounted at the loans' effective rate or the loans' observable market price or the fair value of it's collateral. In October 1995, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Both of these Statements apply to financial statements for fiscal years beginning after December 15, 1994. The Company has adopted both SFAS No. 114 and SFAS No. 118 and there has been no material impact on its financial condition or results of operation.

         Loans Available for Sale - The Bank originates loans that are guaranteed in part by the Small Business Administration. The guaranteed portion of such loans may be sold without recourse. The Bank retains the servicing and credit risk in the remaining unguaranteed portion. Loans available for sale are valued at lower of cost or estimated market value and are comprised of the portion of loans originated for sale, which are guaranteed by the Small Business Administration. When participating interests in loans are sold without recourse, gains are recognized at the time of the sale which are equal to the premium received less estimated future loan servicing costs and profits. Any discounts related to loan interests retained are amortized using methods that approximate the level yield basis over the remaining life of the loan.

         Mortgage Banking Fees - The Mortgage Banking Division of the Bank operates solely as a brokerage operation. The Bank does not originate, purchase, or sell loans in this area and thus retains no servicing risk. The fee income derived from mortgage banking operations is recognized when earned.

                            Pacific Capital Bancorp
                                and Subsidiaries

         Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are charged to expense over the estimated useful lives of the assets or the lease term on a straight-line basis as follows:

--------------------------------------------------------------------------------
                 Buildings                                  40 years
                 Furniture and equipment                     2-5 years
                 Leasehold improvements                      5 years
                 Property under capital lease                5 years
--------------------------------------------------------------------------------

         Income Taxes - Income taxes are provided for under the asset and liability method of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established to reduce that deferred tax asset if it is more likely than not that the related tax benefits will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Effective January 1, 1993, the Company adopted SFAS No. 109 and has reported the cumulative effect of that change in method of accounting for income taxes in the 1993 consolidated statement of income.

         Net Income Per Share - Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year plus shares issuable assuming exercise of all employee stock options, except where antidilutive. The weighted average shares outstanding were 2,700,850, 2,627,561, and 2,650,127 in 1995, 1994, and 1993, respectively. Weighted average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes thereto have given effect to all stock dividends.

         Dividends - During 1995, the Company declared a quarterly $0.125 cash dividend payable on March 31, June 30, and September 30, to holders of record on March 15, June 15, and September 15. In addition, the Company declared a $0.15 cash dividend payable on December 15, 1995 to holders of record on November 15, 1995. The Company also declared a 5% stock dividend payable on December 1, 1995 to holders of record as of November 15, 1995.

         Reclassifications - Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

(2)      Cash and Due from Banks

         Cash and due from banks includes approximately $4,528,000 and $2,805,000 as of December 31, 1995 and 1994, respectively, held by the Federal Reserve Bank of San Francisco to meet required reserve balances.

                            Pacific Capital Bancorp
                                and Subsidiaries

(3)      Investment Securities

         The amortized cost and estimated  fair values of investment  securities as of December 31 are as follows:
---------------------------------------------------------------------------------------------------------------------
                                                                                                           Estimated
                                                      Amortized          Unrealized        Unrealized           fair
(In thousands)                                             cost                gain              loss          value
---------------------------------------------------------------------------------------------------------------------
1995
---------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
   State and municipal                                   $6,633                 $72             $(13)         $6,692
   Mortgage-backed securities
      and other                                           1,963                   7                 -          1,970
-------------------------------------------------------------------------------------------------- ------------------
                                                         $8,596                 $79             $(13)         $8,662
=====================================================================================================================
Available-for-sale securities:
   U.S. Treasury                                        $57,328                $536             $(77)        $57,787
   State and municipal                                    4,074                  45               (9)          4,110
   U.S. government agencies                              14,000                   9              (10)         13,999
-------------------------------------------------------------------------------- ------------------------------------
                                                        $75,402                $590             $(96)        $75,896
=====================================================================================================================
1994
---------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
   U.S. Treasury                                        $51,234                  $2          $(1,701)        $49,535
   State and municipal                                   12,043                  68             (134)         11,977
   Mortgage-backed securities
      and other                                             854                   2               (1)            855
--------------------------------------------------------------------------------- -----------------------------------
                                                        $64,131                 $72          $(1,836)        $62,367
=====================================================================================================================
Available-for-sale securities:
   U.S. Treasury                                        $19,846                  $-            $(295)        $19,551
   U.S. government agencies                               2,671                  38               (2)          2,707
---------------------------------------------------------------------------------------------------------------------
                                                        $22,517                 $38            $(297)        $22,258
=====================================================================================================================


         The amortized cost and estimated fair values of investment securities as of December 31, 1995, by contractual maturity, are shown below.
         Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                                     Held-to-maturity                    Available-for-sale
                                                        securities                           securities
                                              -----------------------------------------------------------------------
                                                                Estimated                           Estimated
                                              Amortized         fair              Amortized         fair
(In thousands)                                cost              value             cost              value
---------------------------------------------------------------------------------------------------------------------
Due within one year                           $5,282            $5,317            $3,000            $3,020
Due after one through five years              1,527             1,562             72,402            72,876
Due after five through ten years              1,247             1,243             -                 -
Due after ten years                           -                 -                 -                 -
---------------------------------------------------------------------------------------------------------------------
                                              8,056             8,122             75,402            75,896
Federal Reserve Bank stock                    540               540               -                 -
------------------------------------------------------------- -------------------------------------------------------
                                              $8,596            $8,662            $75,402           $75,896
=====================================================================================================================


         As of December 31, 1995 and 1994, securities with carrying values of approximately $23,621,000 and $31,084,000, respectively, were pledged as collateral for such items as deposits of public funds, Federal Reserve Bank borrowings, bankruptcy court accounts, and U.S. Treasury, tax, and loan deposits.

                             Pacific Capital Bancorp
                                and Subsidiaries

         Investments classified as state and municipal securities include obligations issued by the state of California and its political subdivisions and agencies having an aggregate carrying value of $4,607,000 and an aggregate market value of $4,648,000 as of December 31, 1995.

         The Company uses Standard & Poor's and Moody's rating services to evaluate the quality of its investment portfolio. Of the $10,743,000 in state and municipal securities held by the Company, $10,177,000 were rated AAA, $425,000 were rated A, and $141,000 were nonrated securities. For those bonds not rated, the market values were confirmed with independent brokers. All mortgage backed securities are rated AAA.

 (4)     Loans

         A summary of loans as of December 31 is as follows:

----------------------------------------------------------------------------------------- ---------------------------
 (In thousands)                                                                       1995                      1994
---------------------------------------------------------------------------------------------------------------------
Commercial                                                                         $49,862                   $43,783
Consumer                                                                            12,108                    11,328
Real estate - mortgage                                                             126,048                   116,630
Real estate - construction                                                          17,071                    22,539
Bankers' acceptances and commercial paper                                                -                       709
Other                                                                                6,501                     6,090
---------------------------------------------------------------------------------------------------------------------
                                                                                   211,590                   201,079
Less deferred loan fees                                                                246                       299
---------------------------------------------------------------------------------------------------------------------
                                                                                  $211,344                  $200,780
=====================================================================================================================


         The following is an analysis of the allowance for possible loan losses for the years ended December 31:

---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                        1995                 1994                 1993
---------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                          $2,438               $2,507               $2,352
Provision charged to expense                                           135                  100                  890
Loans charged off                                                     (321)                (304)                (884)
Recoveries on loans previously
   charged off                                                         145                  135                  149
---------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                $2,397               $2,438               $2,507
=====================================================================================================================

         Loans for which interest is no longer being accrued totaled $993,000, $2,023,000, and $2,286,000 as of December 31, 1995, 1994, and 1993,
         respectively. Interest that would have been recognized on nonaccrual loans was $256,000, $241,000, and $414,000 during 1995, 1994, and 1993, respectively.

                             Pacific Capital Bancorp
                                and Subsidiaries

         The Company makes loans to executive officers, directors, and their affiliates in the ordinary course of business. The following is an analysis of activity with respect to such loans for the years ended
         December 31, 1995, and 1994:

---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                        1995                      1994
---------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                           $4,838                   $4,581
New loan commitments                                                                  4,203                    5,690
Repayment of loans                                                                   (2,251)                  (2,217)
Undisbursed commitments, end of year                                                 (2,557)                  (3,216)
---------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                 $4,233                   $4,838
=====================================================================================================================

         The Company and its subsidiaries operate in a geographic region comprising Monterey and Santa Cruz Counties. The Bank's credit risk is therefore dependent in part to the economic condition of this region. Loans are made on the basis of a secure repayment source, namely the cash flows generated by the borrowing entity, collateral is generally a secondary source for loan qualification. It is the Bank's policy to maintain the loan to value ratio on secured loans below 75%. Management believes this practice tends to mitigate risks caused by the local economy

(5)      Premises and Equipment

         Premises and equipment as of December 31 are summarized as follows:

---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                         1995                     1994
---------------------------------------------------------------------------------------------------------------------
Land                                                                                 $1,606                   $1,606
Buildings                                                                             5,050                    4,468
Furniture and equipment                                                               5,072                    4,679
Leasehold improvements                                                                1,273                    1,192
---------------------------------------------------------------------------------------------------------------------
                                                                                     13,001                   11,945
Less accumulated depreciation and amortization                                        5,478                    4,707
---------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                          $7,523                   $7,238
=====================================================================================================================

(6)      Time Deposits

         As of December 31, 1995 and 1994, the Company had liabilities of $42,976,000 and $34,885,000, respectively, for time deposits in denominations of $100,000 or more. Interest expense for these deposits was $2,168,000 and $1,107,000 in 1995 and 1994, respectively.

                            Pacific Capital Bancorp
                                and Subsidiaries

(7)      Income Taxes

         As discussed in Note 1, the Company adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $549,000 is determined as of January 1, 1993, and is reported separately in the consolidated statement of income for the year ended December 31, 1993.

         Components of income tax expense for the years ended December 31, 1995, 1994, and 1993 are as follows:

---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                1995             1994             1993
---------------------------------------------------------------------------------------------------------------------
Current:
     Federal                                                                $2,420           $1,994           $1,149
     State                                                                     982              809              526
---------------------------------------------------------------------------------------------------------------------
                                                                             3,402            2,803            1,675
---------------------------------------------------------------------------------------------------------------------
Deferred:
     Federal                                                                  (157)            (137)              39
     State                                                                     (65)             (14)              13
------------------------------------------------------------------------------------------------- -------------------
                                                                              (222)            (151)              52
---------------------------------------------------------------------------------------------------------------------
          Total                                                             $3,180           $2,652           $1,727
=====================================================================================================================

         The temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant components of the deferred tax asset and liability amounts relate to the following as of December 31

---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                              1995                 1994
---------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Book provision for loan losses in excess of tax provision                $740                 $759
   Book depreciation in excess of tax                                       422                  530
   State franchise taxes                                                    192                  144
   Unrealized loss on securities available-for-sale                         -                    103
   Loan fees and other, net                                                 499                  255
---------------------------------------------------------------------------------------------------------------------
      Total deferred tax assets                                             1,853                1,791
   Less valuation allowance                                                  -                   22
---------------------------------------------------------------------------------------------------------------------
      Deferred tax assets, net                                              1,853                1,769
---------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Difference in recognition of organization costs and other                (16)                 (19)
   Unrealized gain on securities available-for-sale                         (188)                -
      Total deferred tax liabilities                                        (204)                (19)
---------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                      $1,649               $1,750
=====================================================================================================================

         The net deferred tax asset represents recoverable taxes and is included in other assets in the accompanying consolidated balance sheets.

                             Pacific Capital Bancorp
                                and Subsidiaries

Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to earnings before income taxes) for the years ended December 31, as follows:

---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                  1995            1994            1993
---------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense                                               $2,793          $2,377          $1,654
Increase (reduction) in income taxes resulting from:
     Tax exempt income                                                          (236)           (237)           (305)
     Franchise taxes, net of federal income tax benefit                          605             511             356
     Other, net                                                                   18               1              22
---------------------------------------------------------------------------------------------------------------------
                                                                              $3,180          $2,652          $1,727
=====================================================================================================================

(8)      Benefit Plans

         Stock  Option  Plans - The  Company  has a stock  option plan (the 1984
         Plan) under which incentive stock options or nonqualified stock options may be granted to certain key employees or directors to purchase an aggregate of 56,778 shares of authorized, but unissued, common stock of the Company. Unexercised options were granted and outstanding as of December 31, 1995, for an aggregate of 56,778 shares. Options have been granted at an exercise price not less than the fair market value of such stock at the date of grant. All stock options become exercisable at the rate determined by the Company's Board of Directors and expire no later than 10 years after the date of grant.

         The Company has a Directors Stock Option Plan (the 1991 Plan) under which, nonqualified options may be granted to non-employee directors of the Company and its subsidiaries to purchase an aggregate of 172,304 shares of authorized, but unissued, common stock of the Company according to a formula set forth in the 1991 Plan. Unexercised options were granted and outstanding as of December 31, 1995, for an aggregate of 89,306 shares with an exercise price equal to the fair market value of the Company's common stock at the date of grant. The 1991 Plan provides that options granted thereunder vest 6 months after the date of grant and expire no later than 10 years after the date of grant.

         In May 1995, the Company's shareholders approved the 1994 Stock Option Plan (the 1994 Plan). Under the terms of the 1994 Plan, incentive stock options or nonqualified stock options may be granted to certain key employees or directors to purchase an aggregate of 539,091 shares of authorized, but unissued, common stock of the Company. Unexercised options were granted and outstanding as of December 31, 1995, for an aggregate of 169,594 shares with an exercise price equal to the fair market value of the Company's common stock at the date of grant. The 1994 Plan provides that options granted thereunder vest 6 months after the date of grant and expire no later than 10 years after the date of grant.

         Below is a summary of stock option activity under the 1984, 1991, and 1994 Plans:

---------------------------------------------------------------------------------------------------------------------
                                                                                         Options outstanding
                                                                                         ----------------------------
                                                                      Shares
                                                                   available                                   Price
                                                                   for grant              Shares           per share
---------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1992                                          304,892             317,262       $5.43 - 18.57
   Additions related to 5% stock dividend                             15,284              11,640        5.43 - 18.57
   Exercised                                                               -             (83,912)        5.43 - 8.30
   Canceled                                                            6,394              (6,394)       5.43 - 15.98
---------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1993                                          326,570             238,596        5.43 - 18.57
   Additions related to 5% stock dividend                             13,733              10,523        5.43 - 18.57
   Exercised                                                               -             (80,355)       5.17 - 15.22
   Expirations                                                      (281,069)                  -                   -

                             Pacific Capital Bancorp
                                and Subsidiaries

   Canceled                                                           13,723             (13,723)      13.57 - 17.69
---------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1994                                           72,957             155,041        5.55 - 17.69
   Additions related to the adoption of
      the 1994 Plan                                                  371,022             168,100       16.33 - 24.63
   Additions related to 5% stock dividend                              3,662               7,272        5.55 - 17.69
   Granted                                                            (1,525)              1,525       19.17 - 24.63
   Exercised                                                               -              (9,590)       5.29 - 18.10
   Expirations                                                          (291)                  -       12.93 - 12.93
   Canceled                                                            6,670              (6,670)      12.93 - 14.50
---------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995                                          452,495             315,678       $7.53 - 24.63
=====================================================================================================================


         Options to purchase 302,162 shares of stock were exercisable as of December 31, 1995. All per share amounts give retroactive effect to stock dividends.

         Employee  Stock  Ownership  Plan - In  1986,  the  Company  adopted  an
         Employee Stock Ownership Plan (ESOP) covering substantially all employees. Effective March 1, 1991, the Company adopted an amendment to the ESOP to restructure it as a leveraged employee stock ownership plan, which qualifies as a stock bonus plan under the Internal Revenue Code. The Company may make annual contributions to the ESOP in an amount determined by the Board of Directors. Contributions are not intended to exceed an amount estimated to be an allowable deduction for tax purposes. The Company made contributions to the ESOP of $200,000, $221,000, and $115,000 in 1995, 1994, and 1993, respectively.

         The ESOP borrowed $500,000 to finance the acquisition of the Company's stock in 1992. Repayment of principal and interest is wholly funded through the Company's contributions to the ESOP. The Company's 1994 contribution included $212,000 in debt repayment and $9,000 for the interest accrued on the loan. The note was fully repaid in September 1994.

         401(k) Plan - The Company also has a tax deferred profit sharing plan and thrift plan covering all eligible employees. The Company's contributions amounted to $40,000, $35,000, and $29,000 for the years ended December 31, 1995, 1994, and 1993.

         In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock options, restricted stock, and stock appreciation rights. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under this method, compensation costs are measured at the grant date based on the value of the award and are recognized over the service period, which is the vesting period. SFAS No. 123 encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. This statement applies to fiscal years beginning after December 15, 1995. The Company has elected to use current practice under APB No. 25 and does not anticipate that the required disclosures will have a material impact on the financial condition or results of operations of the Company.

(9)      Fair Value of Financial Instruments

         SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair value for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                             Pacific Capital Bancorp
                                and Subsidiaries

---------------------------------------------------------------------------------------------------------------------

                                                                 December 31, 1995             December 31, 1994
                                                                 -----------------             -----------------
                                                               Carrying      Estimated       Carrying      Estimated
(In thousands)                                                  amounts     fair value        amounts     fair value
---------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash cash equivalents                               $41,898        $41,898        $42,262        $42,262
   Investment securities                                         84,492         84,558         86,389         84,625
   Net loans                                                    212,823        208,517        200,643        196,277
---------------------------------------------------------------------------------------------------------------------
Liabilities:
   Demand deposits, noninterest bearing                         $71,988        $71,988        $70,638        $70,638
   Demand deposits, interest bearing                             56,527         56,527         53,410         53,410
   Savings and money market                                      97,087         97,087        122,816        122,816
   Time certificates                                             82,217         82,483         56,365         56,459
---------------------------------------------------------------------------------------------------------------------


         The following  methods and  assumptions  were used to estimate the fair
         value  of  each  class  of  financial   instruments  for  which  it  is
         practicable to estimate that value.

         Cash and Cash Equivalents - The carrying amount approximates fair value because of the short maturities of these instruments.

         Investment Securities - The fair value of investments and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

                             Pacific Capital Bancorp
                                and Subsidiaries

         Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

         The fair value of performing fixed rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The fair value of performing variable rate loans is judged to approximate book value for those loans whose rates reprice in less than 90 days. Rate floors and rate ceilings are not considered for fair value purposes as the number of loans with such limitations is not significant.

         Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

         Deposit Liabilities - The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, approximates the amount payable on demand. The fair value of certificates of deposit is judged to approximate book value for those certificates whose remaining maturities are less than 90 days. For all other certificates, estimated cash flows are discounted using rates currently offered for deposits of similar remaining maturities.

         Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

                             Pacific Capital Bancorp
                                and Subsidiaries

(10)     Commitments and Contingencies

         Future minimum rental payments for Bank premises under noncancelable operating leases as of December 31, 1995 are as follows:

--------------------------------------------------------------------------------
                                                                   Minimum lease
                                                                        payments
Year ending December 31,                                          (In thousands)
--------------------------------------------------------------------------------
1996                                                                       $508
1997                                                                        499
1998                                                                        468
1999                                                                        296
2000                                                                        224
Thereafter                                                                  547
--------------------------------------------------------------------------------
                                                                          2,542
Minimum rentals receivable under noncancelable subleases                   (501)
--------------------------------------------------------------------------------
                                                                         $2,041
================================================================================


         Rent expense under operating leases totaled $503,000, $470,000, and $473,000 for the years ended December 31, 1995, 1994, and 1993, respectively. Related sublease rental income totaled $82,000, $99,000, and $93,000, respectively.

         In December 1988, the Company entered into an operating lease with a member of its Board of Directors for rental of its administrative headquarters. This lease required payments totaling approximately $188,000, $185,000, and $182,000 for the years ended December 31, 1995,
         1994, and 1993, respectively. The lease will expire on April 30, 1999.

         In the normal course of business, there are outstanding commitments, such as commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. These commitments involve elements of credit and interest rate risk. Management does not anticipate any loss will result from such commitments. As of December 31, 1995, amounts committed to extend credit under normal lending agreements aggregated approximately $53,201,000. These amounts are subject to the same loan collateral requirements described in Note 4. Management reviews the risk associated with these credits in evaluating the overall adequacy of the allowance for possible loan losses. Additionally, there are approximately $1,462,000 in outstanding standby letters of credit which, in effect, are guarantees of obligations of customers.

         The Bank has borrowing lines of approximately $24,000,000 with primary correspondent banks. There were no borrowings outstanding under these lines as of December 31, 1995.

                             Pacific Capital Bancorp
                                and Subsidiaries

(11)     Pacific Capital Bancorp (Parent Company Only

         The following are the financial statements of Pacific Capital Bancorp:

---------------------------------------------------------------------------------------------------------------------

                                                      BALANCE SHEETS
Years ended December 31, 1995 and 1994
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                            1995                  1994
---------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                                                 $144                  $135
Loans                                                                                        -                 1,675
Premises and equipment (net of accumulated depreciation)                                 1,865                 1,409
Investment in subsidiaries                                                              40,532                35,244
Other assets                                                                               688                   465
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $43,229               $38,928
=====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                                               $253                  $178
Shareholders' equity                                                                    42,976                38,750
---------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                             $43,229               $38,928
=====================================================================================================================



---------------------------------------------------------------------------------------------------------------------
                                                   STATEMENTS OF INCOME
Years ended December 31, 1995, 1994, and 1993
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                   1995            1994           1993
---------------------------------------------------------------------------------------------------------------------
Equity in income of subsidiaries                                               $4,826          $2,482         $2,166
Cash dividend received from Bank                                                  500           2,120          1,171
Interest income and fees on loans                                                  69              58             53
Other expenses                                                                   (361)           (321)          (251)
---------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                            5,034           4,339          3,139
Cumulative effect of accounting change                                              -               -            549
---------------------------------------------------------------------------------------------------------------------
     Net income                                                                $5,034          $4,339         $3,688
=====================================================================================================================

                            Pacific Capital Bancorp
                                and Subsidiaries

---------------------------------------------------------------------------------------------------------------------
                                                 STATEMENTS OF CASH FLOWS
Years ended December 31, 1995, 1994, and 1993
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                   1995            1994           1993
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                $5,034          $4,339         $3,688
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Equity in undistributed net income of subsidiary bank                (5,326)         (4,602)        (3,886)
          Receipt of dividend from subsidiary                                     500           2,120          1,171
          Depreciation and amortization                                            37              40             49
          (Increase) decrease in other assets                                    (223)           (427)           551
          (Decrease) increase in other liabilities                                (47)             54           (217)
          Cumulative effect of change in accounting method                          -               -           (549)
---------------------------------------------------------------------------------------------------------------------
               Net cash (used in) provided by operating activities                (25)          1,524            807
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net maturities of bankers' acceptances and
       commercial paper                                                         1,675            (636)             -
     Capital expenditures                                                        (493)            (89)           (11)
     Reimbursement for premises and equipment from
       subsidiary bank                                                            122             122            122
---------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) investing activities              1,304            (603)           111
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Repurchase and retirement of stock                                          (111)           (717)        (1,172)
     Proceeds from stock options exercised                                        158             806            526
     Cash paid for fractional shares                                              (15)            (16)           (13)
     Cash paid for dividends                                                   (1,302)           (946)          (671)
---------------------------------------------------------------------------------------------------------------------
               Net cash used in financing activities                           (1,270)           (873)        (1,330)
-------------------------------------------------------------------------------------------------- ------------------
Net increase (decrease) in cash and cash equivalents                                9              48           (412)
Cash and cash equivalents at beginning of year                                    135              87            499
=====================================================================================================================
Cash and cash equivalents at end of year                                         $144            $135            $87
=====================================================================================================================
Supplemental disclosures:
     Noncash investment and financing activities:
          Transfer from retained earnings to common stock
            due to stock dividend                                              $3,132          $2,165         $1,722
=====================================================================================================================


         The ability of the Company to pay dividends will largely depend upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Company in the form of loans, advances, or dividends. Under the National Bank Act, the Bank may not declare dividends in any calendar year that exceed certain legal limitations. The approximate amount of restricted equity of the Bank as of December 31, 1995 was $29,871,000.

                            Pacific Capital Bancorp
                                and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      1995


THE COMPANY
         Pacific Capital Bancorp (the Company) through its wholly owned subsidiary, First National Bank of Central California (the Bank), engages in a broad range of financial service activities. The Company's other subsidiary, Pacific Capital Services Corporation, currently is inactive.

         The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the three-year period ended December 31, 1995, together with an assessment, when considered appropriate, of external factors that may affect the Company in the future. This discussion should be read in conjunction with the Company's consolidated financial statements and notes on pages 4 of this annual report.

SUMMARY OF FINANCIAL RESULTS
         Net income for 1995 was a record $5,034,000 or $1.86 per share, an increase of $695,000 or $0.21 per share over 1994. The Company's net operating income increased significantly for the second straight year in 1995 after remaining relatively constant in 1993, 1992, and 1991. The Company's net income for 1994 of $4,339,000 or $1.65 per share represented an increase of $651,000 or $0.26 per share over 1993. Net income for 1993 included an additional $549,000 or $0.21 per share as a result of a cumulative effect of an accounting change upon adoption of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The Company's increased earnings in 1995 resulted from an interest rate environment which had a beneficial impact on the net interest margin, active management of noninterest expense and maintaining a low level of credit losses.

         In 1995 the Company paid three cash dividends of $0.125 in March, June, and September, and one cash dividend of $0.15 paid in December. In 1994, the Company distributed four $0.10 quarterly cash dividends. In addition, the Company distributed a 5% stock dividend in each of the years in the three year period ended December 31, 1995. Earnings per share amounts have been retroactively restated to reflect these stock dividends. The return on average shareholders' equity was 12.2% in 1995, compared to 11.7% in 1994 and 10.8% in 1993.

         The Company believes that the economies in which it operates, the Monterey and Santa Cruz Counties, have stabilized in the past two years. (See "Earning Assets") Signs of this stabilization include sustained quality loan demand and modest deposit growth as seen in 1995. On a national scale, the Company is forecasting a slight decrease in interest rates due to a weakening overall economy in 1996. If the economy does continue to slow, interest rates will likely decline which, in turn, could lead to a reduction in net interest income in 1996.

         Certain information concerning the Company's average balances, yields and rates on average interest-earning assets and interest-bearing liabilities is set forth in the following table. Interest yields and amounts earned include net loan fees of $191,000, $147,000, and $108,000 in 1995, 1994, and 1993,
respectively.

                            Pacific Capital Bancorp
                                and Subsidiaries

                             AVERAGE BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------
                                            1995                        1994                          1993
                               Average   Yield/  Interest Average   Yield/   Interest   Average   Yield/   Interest
(Dollars in thousands)         Balance    Rate    Amount  Balance    Rate     Amount    Balance    Rate     Amount
---------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets
 Short-Term Investments:
  Time Deposits with Other
    Financial Institutions         $769     6.1%      $47     $107      3.5%        $4        $-         -        $-
  Federal Funds Sold             15,033     5.9%      887   18,057      4.3%       770    22,144      2.9%       638
  Money Market Funds              6,284     5.5%      344      397      3.8%        15     4,119      3.0%       123
---------------------------------------------------------------------------------------------------------------------

Total                            22,086     5.8%    1,278   18,561      4.2%       789    26,263      2.9%       761
 Investment Securities:
  Taxable                        68,517     5.1%    3,527   70,472      4.8%     3,410    63,139      5.1%     3,250
  Non-Taxable                    11,249     5.2%      588   11,419      5.2%       596    11,836      5.5%       656
  Federal Reserve Bank Stock        540     5.9%       32      540      5.9%        32       532      6.2%        33
---------------------------------------------------------------------------------------------------------------------

Total                            80,306     5.2%    4,147   82,431      4.9%     4,038    75,507      5.2%     3,939
Loans:                          201,360    10.1%   20,420  190,721      9.1%    17,329   177,988      8.7%    15,557
---------------------------------------------------------------------------------------------------------------------

Total Earning Assets            303,752     8.5%   25,845  291,713      7.6%    22,156   279,758      7.2%    20,257
Allowance for Possible Loan
         Losses                  (2,359)                    (2,475)                       (2,342)
Non-Earning Assets
  Premises and Equipment          7,287                      7,253                         7,635
  Other                          30,671                     28,428                        26,816
---------------------------------------------------------------------------------------------------------------------

Total Non-Earning Assets         37,958                     35,681                        34,451
---------------------------------------------------------------------------------------------------------------------

Total Assets                   $339,351                   $324,919                      $311,867
=====================================================================================================================

LIABILITIES AND
SHAREHOLDERS' EQUITY
 Interest-Bearing Deposits:
  Demand                        $52,428     1.1%     $566  $50,059      1.1%      $551   $46,943      1.3%      $607
  Savings and Money Market      105,531     2.6%    2,747  121,079      2.3%     2,837   120,984      2.4%     2,944
  Time Certificates              70,575     5.3%    3,716   52,803      3.4%     1,795    52,556      3.0%     1,599
  Other Interest-Bearing
   Liabilities                        -        -        -       25      8.0%         2       118     21.2%        25
---------------------------------------------------------------------------------------------------------------------

Total                           228,534     3.1%    7,029  223,966      2.3%     5,185   220,601      2.3%     5,175
Non Interest-Bearing Deposits
and Other Liabilities:
  Demand, Non Interest-Bearing   67,026                     63,352                        56,645
  Other Liabilities               2,511                        385                           490
  Shareholder's Equity           41,280                     37,216                        34,131
---------------------------------------------------------------------------------------------------------------------

Total                           110,817                    100,953                        91,266
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY           $339,351                   $324,919                      $311,867
=====================================================================================================================

NET INTEREST INCOME                               $18,816                      $16,971                       $15,082
NET INTEREST MARGIN                         6.2%                        5.8%                          5.4%
---------------------------------------------------------------------------------------------------------------------

The net interest margin is expressed as the percentage of net interest income to average total earning assets. The average balance on non-accrual loans is immaterial as a percentage of total loans and as such has been included in total loans. Non-taxable securities and leases have not been calculated on a tax equivalent basis.

NET INTEREST INCOME
         Net interest income, the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds, is the principal component of the Company's earnings. The preceding table shows the composition of average earning assets and average interest-bearing liabilities, average yields and rates, and the net interest margin for 1993 through 1995. Interest income increased $3,689,000 or 16.7% from $22,156,000 in 1994 to $25,845,000 in 1995, after increasing $1,899,000 or 9.4% from 1993 to 1994. The increase in 1995 is the result of higher average loan and investment yields during 1995 and an increase in interest earning assets. The increase in 1994 was due to primarily to the same factors which contributed to the increase in 1995, primarily, higher loan yields and an increase in average interest earning assets. Total interest and fees produced a 8.5% yield on average earning assets in 1995, compared to 7.6% and 7.2% yields on average earning assets in 1994 and 1993, respectively. The yield increase in 1995 was the result of several interest rate increases in the Bank's reference rate (the rate charged to the Bank's most creditworthy customers) which took place during the course of 1994 and early 1995. The increase in yields in 1994 was due to the same interest rate increases which had a beneficial impact on yields during 1995.

         During 1995, the Company increased its available-for-sale portfolio relative to held-to-maturity securities. This shift has resulted in increased liquidity for the Company and an increase in the average yield on the portfolio from 4.78% in 1994 to 5.30% in 1995.

         Total interest expense for 1995 was $7,029,000, an increase of $1,844,000 or 35.6% over 1994, compared to a small increase of $10,000 or 0.2% from 1993 to 1994. The Company's cost of funds increased in 1995 by 0.58% over 1994 due to a substantial change in the mix of deposits. Certificates of deposits increased to $82,217,000 in 1995 compared to $56,365,000 in 1994 while savings and money market deposits decreased in 1995 by $25,729,000. The rates paid on certificates of deposit generally are substantially higher than those paid on savings and money market deposits thus resulting in a higher cost of funds for the Company in 1995

         The Company's net yield on interest-earning assets is affected by changes in the rates earned and paid and the volume of interest-earning assets and interest-bearing liabilities. The impact of changes in volume and rate on net interest income in 1995 and 1994 is shown in the following table. Changes attributable to both volume and rate have been allocated to rate.

----------------------------------------------------------------------------------------------------------------------
                                        1995 Compared to 1994                1994 Compared to 1993
                                        ------------------------------------------------------------------------------
(In thousands)                            Volume          Rate        Total        Volume         Rate         Total
----------------------------------------------------------------------------------------------------------------------
Time Deposits with other
    Financial Institutions                   $40            $3          $43            $4           $0            $4
Federal Funds Sold                          (129)          246          117          (118)         250           132
Money Market Funds                           222           107          329          (111)           3          (108)
Investment Securities:
    Taxable                                  (95)          212          117           377         (217)          160
    Nontaxable                                (9)            1           (8)          (23)         (37)          (60)
    Federal Reserve Bank
      Stock                                    -             -            -             0           (1)           (1)
Loans                                        967         2,124        3,091         1,113          659         1,772
---------------------------------------------------------------------------------------------------------------------
      Total                                  996         2,693        3,689         1,242          657         1,899
---------------------------------------------------------------------------------------------------------------------
Demand, Interest Bearing                      25           (10)          15            40          (96)          (56)
Savings                                     (363)          273          (90)            2         (109)         (107)
Time Certificates                            604         1,317        1,921             8          188           196
Fed Funds Purchased                           (2)            -           (2)          (20)          (3)          (23)
---------------------------------------------------------------------------------------------------------------------
      Total                                  264         1,580        1,844            30          (20)           10
---------------------------------------------------------------------------------------------------------------------
Increase in Net Interest
      Income                                $732        $1,113       $1,845        $1,212         $677        $1,889
=====================================================================================================================

                            Pacific Capital Bancorp
                                and Subsidiaries


EARNING ASSETS

         Outstanding total loans averaged $201,360,000 in 1995 compared to $190,721,000 during 1994. This represents an increase of $10,639,000 or 5.6%, compared to an increase of $12,733,000 or 7.2% from 1993 to 1994. The increase in total loans outstanding during 1995 is due to increased loan demand from qualified borrowers and is reflective of the stabilization of the economy in most of the primary markets which the Bank serves. The following table summarizes the composition of the loan portfolio as of December 31:

---------------------------------------------------------------------------------------------------------------------
(In thousands)                                    1995           1994            1993           1992            1991
---------------------------------------------------------------------------------------------------------------------
Commercial                                     $49,862        $43,783         $40,588        $45,919         $47,585
Real Estate - Construction                      17,071         22,539          10,394          7,637          16,373
Real Estate - Mortgage                         126,048        116,630         110,618        106,237         105,690
Consumer                                        12,108         11,328          12,124         13,603          13,623
Bankers' Acceptances and
    Commercial Paper                                 -            709           1,542          5,047          11,022
Other                                            6,255          5,791           5,326          5,301           2,450
------------------------------------------------------------------- -------------------------------------------------
        Total                                 $211,344       $200,780        $180,592       $183,744        $196,743
=====================================================================================================================

         The Company lends primarily to small- and medium-sized businesses within its markets, which is comprised principally of Monterey and Santa Cruz Counties.

         A majority of the Company's loan portfolio consists of loans secured by commercial, industrial, and residential real estate. As of December 31, 1995, real estate mortgage and construction loans represented $143,119,000 or 67.7% of total loans, an increase of $3,950,000 or 2.8% from the prior year.

         Real estate mortgage loans included commercial real estate loans of approximately $89,180,000, one-to-four family home loans of approximately $13,972,000, equity lines of credit of approximately $16,223,000, multifamily dwelling loans of approximately $4,242,000 and farm land loans of approximately $2,431,000. Management believes that the Bank does not have any significant loss exposure with respect to such loans, due to the Bank's collateral position. In general, advances do not exceed 65% of appraised value on commercial real estate loans and 75% on residential mortgages. Continued emphasis is placed on this policy and, accordingly, appraisals are periodically updated as conditions change.

         Construction loans totaled $17,071,000 or 8.1% of the loan portfolio as of December 31, 1995, which represents a decrease of $5,468,000 or 24.3% from December 31, 1994. Construction loans increased by $12,145,000 or 116.8% from December 31, 1993 to December 31, 1994.

         The Bank finances the construction of residential and commercial real estate properties. These loans are all at variable rates, are secured by first deeds of trust on the underlying properties, and generally have maturities of less than 12 months. As of December 31, 1995, 56.2% of the construction portfolio was for residential development and the remaining 43.8% was commercial. Repayment is based on a pre-qualification analysis of the borrower's ability to obtain take-out financing. The Bank's construction lending has been in areas which management believes to have favorable market conditions. Advances on residential and commercial projects are limited in general to the lower of approximately 75% and 65%, respectively, of cost or appraised value.

         Commercial loans not secured by real estate totaled $49,862,000 or 23.6% of the total loan portfolio at December 31, 1995. This represented an increase of $6,079,000 or 13.9% over 1994. Management believes that this increase in demand is a further indicator of the stabilization in the local economy. Commercial loans with maturities greater than one year include approximately $3,975,000 of fixed rate loans.

         Consumer loans increased $780,000 or 6.9% during 1995. Consumer loans, as of December 31, 1995, represent 5.7% of the total loan portfolio, compared to 5.6% of the 1994 loan portfolio.

                            Pacific Capital Bancorp
                                and Subsidiaries


         The Company had undisbursed loans totaling $54,663,000 as of December 31, 1995, primarily representing available lines of credit and the unfunded portion of construction loan commitments.

The following table sets forth the maturity distribution of the loan portfolio as of December 31, 1995:

---------------------------------------------------------------------------------------------------------------------
                                                                        After One
                                                  In One Year        Year Through       After Five
(In thousands)                                        or Less          Five Years            Years             Total
---------------------------------------------------------------------------------------------------------------------
Commercial                                            $45,826              $3,654             $382           $49,862
Real Estate - Construction                             17,071                   -                -            17,071
Real Estate - Mortgage                                 58,353              28,999           38,696           126,048
Consumer                                                6,806               5,023              279            12,108
Other                                                   2,907               1,207            2,141             6,255
---------------------------------------------------------------------------------------------------------------------
        Gross Loans                                  $130,963             $38,883          $41,498          $211,344
=====================================================================================================================


         The fixed  rate loan  categories  discussed  above  mature as  follows:
$15,191,000 in 1996,  $6,666,000 in 1997 $6,776,000 in 1998, $6,576,000 in 1999,
and $5,134,000 in 2000, with the remaining $41,498,000 maturing thereafter.

INTEREST RATE SENSITIVITY
         Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities than assets reprice in a given period (a liability sensitive position), market interest rate changes will be reflected more quickly in liability rates. If interest rates decline, a liability sensitive position will benefit net income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset sensitive position) a decline in market rates will have an adverse effect on net interest income.

         The table below presents the interest rate sensitivity of the Company as of December 31, 1995. For any given period, the structure is matched when an equal amount of assets and liabilities reprice. Any excess of assets or liabilities over these matched items results in the gap, or mismatch, shown at the foot of the table. A negative gap indicates liability sensitivity and a positive gap indicates asset sensitivity.

---------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity as of December 31, 1995
---------------------------------------------------------------------------------------------------------------------
                                                                Repricing Opportunity
                                                   0 - 90       91 - 180     181 - 365           Over
(In thousands)                                       Days           Days          Days       One Year          Total
--------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                $17,007              -             -              -        $17,007
Loans                                             112,307          7,005        17,496         74,536        211,344
Taxable Investments                                     -          1,287         3,000         69,498         73,785
Non-taxable Investments                               240            727         3,027          6,713         10,707
---------------------------------------------------------------------------------------------------------------------
   Total Earning Assets                           129,554          9,019        23,523        150,747        312,843
---------------------------------------------------------------------------------------------------------------------
Interest Bearing Demand                            56,527              -             -              -         56,527
Savings Deposits                                   90,139          3,693         3,255              -         97,087
Time Certificates                                  24,095         29,301        27,592          1,229         82,217
---------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Liabilities              170,761         32,994        30,847          1,229        235,831
---------------------------------------------------------------------------------------------------------------------
Gap                                              $(41,207)      $(23,975)      $(7,324)      $149,518        $77,012
Cumulative Gap                                    (41,207)       (65,182)      (72,506)        77,012
=====================================================================================================================

         The Company has remained flexible in determining the point at which to reprice deposits. This flexibility mitigates the Company's liability sensitive position in the under one year category.

                            Pacific Capital Bancorp
                                and Subsidiaries

QUALITY OF LOANS
         The Company had net loan charge-offs of $176,000 and $169,000 in 1995 and 1994, respectively. Net charge-offs as a percent of average loans remained relatively flat between 1994 and 1995 after a substantial decrease from 1993 to 1994. The net charge-offs in 1993 generally resulted from the recessionary environment prevalent in the local economy during that period. Over the last five years, the low amount of net charge-offs is reflective of management's continued emphasis on quality credit standards in the loan approval process as well as close monitoring of the loan portfolio. The Bank's net charge-offs as a percent of average loans have been below most industry averages in each year reflected in the table below.

         Management anticipates the Bank's charge-off experience in 1996 to be consistent with that experienced in 1995 primarily due to the stabilization in the local economy. This factor continues to be addressed in assessing the adequacy of the allowance for possible loan losses.

         The following table summarizes the actual loan losses and provision for possible loan losses during the last five fiscal years by loan category:

---------------------------------------------------------------------------------------------------------------------
Summary of Loan Loss Activity
(In thousands)                                        1995          1994           1993          1992           1991
---------------------------------------------------------------------------------------------------------------------
Total loans outstanding, end of year              $211,344      $200,780       $180,592      $183,744       $196,743
Average net loans during the year                  201,360       190,721        177,988       191,099        198,495
Allowance for possible loan losses:
Balance, beginning of year                           2,438         2,507          2,352         2,148          2,193
    Charge-off by loan category
        Commercial                                     129           175            333           504            303
        Consumer                                        61           108            292           207            261
        Real estate                                    131            21            259           200             50
---------------------------------------------------------------------------------------------------------------------
           Total                                       321           304            884           911            614
---------------------------------------------------------------------------------------------------------------------
Recoveries by loan category
        Commercial                                      58            85             42            94             17
        Consumer                                        38            30             45            94             67
        Real estate                                     49            20             62             2             44
---------------------------------------------------------------------------------------------------------------------
           Total                                       145           135            149           190            128
---------------------------------------------------------------------------------------------------------------------
Net charge-offs                                        176           169            735           721            486
Provision charged to expense                           135           100            890           925            441
---------------------------------------------------------------------------------------------------------------------
Balance, end of year                                $2,397        $2,438         $2,507        $2,352         $2,148
=====================================================================================================================
Ratios:
Net charge-offs to
   average loans                                      0.09%         0.09%          0.41%         0.38%          0.24%
Allowance to loans at end of year                     1.13%         1.21%          1.39%         1.28%          1.09%
---------------------------------------------------------------------------------------------------------------------

         Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan extended and the creditworthiness of the borrower. To reflect the estimated risks of loss associated with its loan portfolio, provisions are made to the Company's allowance for possible loan losses. As an integral part of this process, the allowance for possible loan losses is subject to review and possible adjustment as a result of regulatory examinations conducted by governmental agencies and through management's assessment of risk. The Company's entire allowance is a valuation allocation; that is, it has been created by direct charges against earnings through the provision for possible loan losses. For additional information regarding the allowance for possible loan losses, see Note 1 to the accompanying consolidated financial statements.

                            Pacific Capital Bancorp
                                and Subsidiaries

         The Company evaluates the allowance for possible loan losses based upon an individual analysis of specific categories of loans. The adequacy of the allowance can be determined only on an approximate basis, since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events. In addition, the Company has for the last several years contracted with an independent loan review consulting firm to evaluate overall credit quality on an ongoing basis. Management then considers the adequacy of the allowance for possible loan losses in relation to the total loan portfolio.

         The provision for possible loan losses charged against earnings is based upon an analysis of the actual migration of loans to losses plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. These factors include: specific loan conditions as determined by management; the historical relationship between charge-offs and the level of the allowance; the estimated future loss in all significant loans; known deterioration in concentrations of credit, certain classes of loans or pledged collateral; historical loss experience based on volume and types of loans; the results of any independent review or evaluation of the loan portfolio quality conducted by or at the direction of Company management or by bank regulatory agencies; trends in portfolio volume, maturity, and composition; off-balance sheet credit risk; volume and trends in delinquencies and nonaccruals; lending policies and procedures including those for charge-off, collection, and recovery; national and local economic conditions and downturns in specific local industries; and the experience, ability, and depth of lending management and staff. The Company evaluates the adequacy of its allowance for possible loan losses on a quarterly basis.

         While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $2,397,000 or 1.13% of total loans as of December 31, 1995, was adequate. This allowance is compared to $2,438,000 or 1.21% in 1994 and $2,507,000 or 1.39% in 1993. There
are, however, no assurances that in any given period the Company will not sustain charge-offs which are substantial in relation to the size of the allowance. Loans are charged to the allowance for loan losses when the loans are deemed uncollectible. It is the policy of management to make additions to the allowance so that it remains adequate to cover anticipated losses inherent in the Bank's loan portfolio.

         Any allocation or breakdown in the allowance lends an appearance of an exactness which does not exist. Thus, the allocation below should not be interpreted as an indication of expected amounts or categories where charge-offs will occur. The allocation of the allowance for possible loan losses as of the end of the last five fiscal years is summarized in the table below:

-------------------------------------------------------------------------------------------------------------------
Allocation of Allowance         1995                1994               1993               1992               1991
-------------------------------------------------------------------------------------------------------------------
                          Percent of          Percent of         Percent of         Percent of         Percent of
                            Loans in            Loans in           Loans in           Loans in           Loans in
                                Each                Each               Each               Each               Each
                            Category            Category           Category           Category           Category
(Dollars in            $    to Total      $     to Total     $     to Total     $     to Total     $     to Total
thousands)                     Loans               Loans              Loans              Loans              Loans
------------------------------------------------------------------------------------------------------------------

Balance
Applicable to:
Commercial          $647      23.59%   $848       21.81%  $731       22.47%  $822       24.99%  $852       24.19%
Real Estate -
 Construction         161       8.08%    443       11.23%    92        5.76%    78        4.16%   147        8.32%
Real Estate -
 Mortgage           1,380      56.64%    884       58.09% 1,474       61.25% 1,221       57.82%   947       53.72%
Consumer             193       5.72%    253        5.64%   194        6.71%   199        7.40%   172        6.92%
Bankers'
Acceptances and
 Commercial
 Paper                 -       0.00%      -        0.35%     -        0.85%     -        2.75%     -        5.60%
Other                 16       2.97%     10        2.88%    16        2.95%    32        2.88%    30        1.25%
------------------------------------------------------------------------------------------------------------------
   Total           2,397      100.0%  2,438       100.0% 2,507       100.0% 2,352       100.0% 2,148       100.0%
==================================================================================================================

                            Pacific Capital Bancorp
                                and Subsidiaries

         NONPERFORMING LOANS Interest income on the loan portfolio is recorded on the accrual basis. However, the Company follows the policy of discontinuing the accrual of interest income and reversing any accrued and unpaid interest when the payment of principal or interest is 90 days past due unless the loan is both well secured and in the process of collection. The Bank's Lending Policy provides for strict requirements for exempting loans from nonaccrual status. The composition of nonperforming loans as of the end of the last five fiscal years is summarized in the following table:

---------------------------------------------------------------------------------------------------------------------
Nonperforming Loans
(In thousands)                                   1995            1994            1993           1992            1991
---------------------------------------------------------------------------------------------------------------------
Loans accounted for on a
   nonaccrual basis                              $993          $2,023          $2,286         $2,926          $1,078
Other loans contractually
   past due 90 days or more                       141               7               -            342           1,027
---------------------------------------------------------------------------------------------------------------------
      Total                                    $1,134          $2,030          $2,286         $3,268          $2,105
=====================================================================================================================


         Loans accounted for on a nonaccrual basis experienced a substantial decrease in 1995 to $993,000 compared to $2,023,000 at December 31, 1994. This decrease was due to management's continuing efforts to resolve significantly past due loans combined with a stabilizing economy.

         Of total nonperforming loans as of December 31, 1995, 78.2% are secured by real property where the loan to collateral value ratios are consistent with the Bank's existing policies. In addition, the overall coverage of the allowance as a percent of nonperforming loans is 211.4%. The Bank's ratio of nonperforming loans to average loans has been below most industry averages in each year reflected in the table above.

         The Bank does not expect to sustain losses in excess of that provided for in the allowance for possible loan losses. There were no loans which were current as of December 31, 1995 where serious doubt existed as to the ability of the borrower to comply with the present loan repayment terms or which represent "troubled debt restructurings".

         INVESTMENTS The average balance of Federal Funds Sold (overnight investments with other banks) and other short-term investments (primarily money market mutual funds) was $22,086,000 in 1995, $18,561,000 in 1994, and
$26,263,000 in 1993. These investments are maintained primarily for the short-term liquidity needs of the Company. The major factors influencing the levels of required liquidity are loan demand of the Company's customers and fluctuations in the Company's level of deposits. The Company's loan to deposit ratio averaged 68.1% in 1995, compared to 66.4% in 1994, and 64.2% in 1993. This change in 1995 is due to the increase in average loans outstanding during the year partially offset by an increase in certificates of deposits.

         Average total investment securities were $80,306,000 in 1995, a decrease of $2,125,000 over the 1994 average. This decrease was the result of a slight shift from U.S. Treasury securities to Federal Funds Sold and other short term investments in order to maximize investment yields. As of December 31, 1995, the aggregate market value of the investment portfolio exceeded book value by $66,000. At December 31, 1994, the market value was below book value by $1,764,000. This increase was the result of increasing prices in the bond market during the course of 1995. It is the Company's policy not to engage in securities trading transactions. There are no investments in the portfolio deemed to be permanently or temporarily impaired. See Note 3 to the accompanying consolidated financial statements.

                            Pacific Capital Bancorp
                                and Subsidiaries

---------------------------------------------------------------------------------------------------------------------

                                                                  Unrealized          Unrealized           Estimated
(In thousands)                            Amortized cost                gain                loss          fair value
---------------------------------------------------------------------------------------------------------------------
1995
---------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
State and municipal                               $6,633                 $72               $(13)              $6,692
Mortgage-backed securities
    and other                                      1,963                   7                  -                1,970
---------------------------------------------------------------------------------------------------------------------
                                                  $8,596                 $79               $(13)              $8,662
=====================================================================================================================
Available-for-sale securities:
U.S. Treasury                                    $57,328                $536               $(77)             $57,787
State and municipal                                4,074                  45                 (9)               4,110
U.S. government agencies                          14,000                   9                (10)              13,999
---------------------------------------------------------------------------------------------------------------------
                                                 $75,402                $590               $(96)             $75,896
=====================================================================================================================
1994
---------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
U.S. Treasury                                    $51,234                  $2            $(1,701)             $49,535
State and municipal                               12,043                  68               (134)              11,977
Mortgage -backed securities and
    other                                            854                   2                 (1)                 855
---------------------------------------------------------------------------------------------------------------------
                                                 $64,131                 $72            $(1,836)             $62,367
=====================================================================================================================
Available-for-sale securities:
U.S. Treasury                                    $19,846                  $-              $(295)             $19,551
U.S. government agencies                           2,671                  38                 (2)               2,707
-------------------------------------------------------------------------- ------------------------------------------
                                                 $22,517                 $38              $(297)             $22,258
=====================================================================================================================


FUNDING
         Average total deposits increased $8,267,000 or 2.9% during 1995, compared to an increase of $10,047,000 or 3.6% during 1994 and an increase of $12,446,000 or 4.7% in 1993. Average non-interest bearing deposits grew
$3,674,000 or 5.8% during 1995 compared to growth of $6,707,000 or 11.8% in 1994 and $5,866,000 or 11.6% in 1993.  Average  interest-bearing  deposits  increased
$4,593,000  or 2.1% in 1995,  compared  with  increases of $3,458,000 or 1.6% in
1994 and $6,580,000 or 3.1% during 1993. Total deposit growth in 1996 is expected to continue but may not increase at the same rate or in the same categories. The Company is able to attract deposits by providing interest rates and services competitive with other institutions located in its market area. The
Company does not have any brokered deposits or large concentrations with any one customer.

---------------------------------------------------------------------------------------------------------------------
Average  Deposits                              1995                        1994                      1993
---------------------------------------------------------------------------------------------------------------------
                                         Average                    Average                    Average
(Dollars in thousands)                   Balance          Rate      Balance          Rate      Balance          Rate
---------------------------------------------------------------------------------------------------------------------
Demand, Noninterest Bearing              $67,026            -       $63,352            -       $56,645            -
Demand, Interest Bearing                  52,428         1.08%       50,059         1.10%       47,061         1.29%
Savings                                  105,531         2.60%      121,079         2.34%      120,984         2.43%
Time Certificates                         70,575         5.27%       52,803         3.40%       52,556         3.04%
---------------------------------------------------------------------------------------------------------------------

         The table above sets forth information for the last three fiscal years regarding the Bank's average deposits and the average rates paid on each of the deposit categories.

                            Pacific Capital Bancorp
                                and Subsidiaries

         Average interest-bearing deposits as a percentage of average earning assets have decreased slightly over the last three years to 75.2% in 1995 from 76.8% and 78.9% in 1994 and 1993, respectively.

         In 1995, average time certificates of deposit of $100,000 or more increased by $9,537,000, or 30.4%, to $40,915,000 and were 13.8% of total average deposits, compared to 10.9% in 1994. Almost all of the certificates of deposit represent local deposits. Given the Bank's forecast for interest rates, management believes that maturing certificates of deposit will continue to be directed into short to medium term deposits.

         The remaining maturities of the Company's certificates of deposit, including public funds, in amounts of $100,000 or more as of December 31, 1995, are indicated in the table below. Interest expense on these certificates of deposit totaled $2,168,000 in 1995.

--------------------------------------------------------------------------------
(In thousands)                                                            1995
--------------------------------------------------------------------------------
Three month or less                                                    $14,315
Over three through six months                                           16,437
Over six through twelve months                                          12,358
Over twelve months                                                         628
--------------------------------------------------------------------------------
   Total                                                               $43,738
================================================================================


OTHER INCOME
         Total other income decreased in 1995 to $1,875,000 from $2,088,000 in 1994. The decrease was primarily due to a $94,000 decrease in gains on sale of loans resulting from decreased activity. In addition, net losses on securities transactions increased in 1995 to $73,000 from $17,000 in 1994. This variance was due to a larger number of securities sales in 1995 associated with the one-time securities reclassification as allowed under SFAS No. 115. Total other income also decreased in 1994 by $277,000 from $2,365,000 in 1993. This decrease was mainly the result of a decrease in mortgage banking fees of $149,000, a decrease in net gains on securities transactions of $137,000, offset by an increase in customer service charges of $105,000. As discussed in Note 1 of the accompanying consolidated financial statements, the Mortgage Banking Division of the Bank is solely a brokerage operation. The Bank does not originate, purchase, or sell loans in this area and thus retains no credit or servicing risk.

         The Bank originates and sells loans which are guaranteed in part by the SBA. The sold portion is equal to the guaranteed portion of the loan and is sold without recourse. The Bank retains the credit risk in the remaining unguaranteed portion, which amounted to approximately $6,160,000 as of December 31, 1995.

OTHER EXPENSE
         In 1995, total other operating expenses increased 3.1% to $12,342,000, after an increase of 2.4% in 1994. Salaries and benefits expense increased $611,000 or 10.1% in 1995, compared to an increase of $226,000 or 3.9% in 1994.
The increase in salaries and benefits was mainly the result of a greater number of employees in 1995 and normal salary increases. As a percentage of average earning assets, salaries and benefits were 2.2% in 1995 compared to 2.1% for 1994 and 1993. The Company employed 165 full-time equivalent employees at year-end 1995, 155 at year-end 1994, and 152 at year-end 1993.

         Occupancy expense increased $128,000 or 10.1% in 1995 compared to a decrease of $38,000 or 2.9% in 1994. The increase in 1995 was due to the use of temporary facilities during the year due to the expansion of the Salinas Office.

         All other operating expenses totaled $4,305,000 in 1995 compared to $4,670,000 in 1994, a decrease of $365,000 or 7.8%. This reduction was mainly due to the decrease in regulatory assessments of $313,000 in 1995. In 1995, the FDIC reduced the Bank Insurance Fund assessment for the healthiest banks from $.23 per $100 in insured deposits to $.04 per $100 of insured deposits due to the recapitalization of the Bank Insurance Fund. In 1994, other operating expense increased by $89,000 or 1.9% as compared to an increase of $185,000 or 4.2% in 1993. The

                            Pacific Capital Bancorp
                                and Subsidiaries

increase in 1994 was due mainly to advertising and promotion which increased by $163,000 partially offset by a decline in other miscellaneous expenses of $133,000. Overall growth in other operating expenses in 1995 is expected to be consistent with the overall growth of the Company. The major components of other expenses in dollars and as a percentage of average earning assets are as indicated in the table below.

---------------------------------------------------------------------------------------------------------------------
Other Expenses                          1995                             1994                        1993
---------------------------------------------------------------------------------------------------------------------
                                              Percentage                    Percentage                    Percentage
                                              of Average                    of Average                    of Average
(Dollars in thousands)            Amount  Earning Assets      Amount    Earning Assets       Amount   Earning Assets
---------------------------------------------------------------------------------------------------------------------
Salaries and benefits             $6,638           2.19%      $6,027             2.07%       $5,801            2.07%
Occupancy                          1,399           0.46%       1,271             0.44%        1,309            0.47%
Equipment                          1,035           0.34%       1,038             0.36%        1,035            0.37%
Advertising and promotion            476           0.16%         480             0.16%          317            0.11%
Forms and supplies                   310           0.10%         272             0.09%          267            0.10%
Legal and professional fees          572           0.19%         653             0.22%          616            0.22%
Assessments                          423           0.14%         736             0.25%          722            0.26%
Other                              1,489           0.48%       1,491             0.51%        1,624            0.58%
---------------------------------------------------------------------------------------------------------------------
 Total                           $12,342           4.06%     $11,968             4.10%      $11,691            4.18%
=====================================================================================================================


INCOME TAXES
         The provision for income taxes was $3,180,000 in 1995, compared to $2,652,000 in 1994 and $1,727,000 in 1993. The Company's effective tax rate for 1995 was 38.7%, compared with 37.9% for 1994, and 35.5% for 1993. The increases in 1995 and 1994 were due to slightly higher state income tax rates as well as decreases in tax-exempt income relative to total income.

         The Financial Accounting Standards Board issued SFAS No. 109 in 1992 which established new guidelines with respect to accounting and reporting for income taxes. The Company adopted this statement effective January 1, 1993, and recognized a cumulative benefit of $549,000 in 1993 from adoption of SFAS No.
109. The adoption of SFAS No. 109 has not had an impact on the earnings of the Company in 1994 or 1995.

CAPITAL
         Shareholders' equity increased $4,226,000 or 10.9% in 1995. The increase was primarily a result of retention of the Company's 1995 net income and the exercise of stock options, offset in part by a repurchase of outstanding shares and a total cash dividend of $0.53 per share paid during 1995. The Company paid $111,000 during 1995 to repurchase 5,606 shares. The Company regularly assesses future capital needs so that it will remain in compliance with the capital adequacy guidelines issued by the Federal Reserve Board for bank holding companies and by the Comptroller of the Currency (the Comptroller) for national banks. The Company's capital plan for 1995 contemplates continued growth in shareholders' equity through the retention of net income.

         The Company and the Bank are subject to the guidelines and regulations of the Federal Reserve Board and the Comptroller, respectively, governing capital adequacy. The Federal Reserve Board has established final risk-based and leverage capital guidelines for bank holding companies which are the same as the Comptroller's capital regulations for national banks.

                            Pacific Capital Bancorp
                                and Subsidiaries

         The Federal Reserve Board capital guidelines for bank holding companies and the Comptroller's regulations for national banks set total capital requirements and define capital in terms of "core capital elements" (comprising Tier 1 capital) and "supplemental capital elements" (comprising Tier 2 capital). Tier 1 capital is generally defined as the sum of the core capital elements less goodwill. The following items are defined as core capital elements: common stockholders' equity, qualifying noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: allowance for loan and lease losses (which cannot exceed 1.25% of an institution's risk weighted assets), perpetual preferred stock not qualifying as core capital, hybrid capital instruments and mandatory convertible debt instruments, and term subordinated debt and intermediate-term preferred stock. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill. The Company and the Bank's Tier 1 capital ratios at December 31, 1995 were 17.60% and 16.78% respectively, well in excess of the required minimum of 4.0%.

         Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Federal Reserve Board or the Comptroller to those assets. Both bank holding companies and national banks are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. There are presently four risk-weight categories: 0% for cash and unconditionally guaranteed government securities; 20% for conditionally guaranteed government securities; 50% for performing residential real estate loans secured by first liens; and 100% for commercial loans. The Company and the Bank's total risk-based capital ratios were 18.59% and 17.77% respectively, as compared to the required minimum of 8.0%.

         The federal banking agencies have issued a joint advance notice of proposed rulemaking to solicit comments on a framework for revising their risk-based capital guidelines to take account of interest rate risk. As required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the notice seeks comment on a proposed method of incorporating an interest rate risk component into the current risk-based capital guidelines, with the goal of ensuring that institutions with high levels of interest rate risk have sufficient capital to cover their exposures. Interest rate risk is a measure of the relationship between a change in market interest rates and the resultant change in net interest income due to the repricing and/or maturity characteristics of the assets and liabilities of the Company. As financial intermediaries, depository institutions accept interest rate risk as a normal part of their business. They assume this risk whenever the interest rate sensitivity of their assets does not match the sensitivity of their liabilities or off balance sheet positions. Thus, when interest-sensitive assets and liabilities reprice at mismatched intervals, an increase or decrease in interest rates will affect net interest income. Under the proposal, interest rate risk exposures would be quantified by weighing assets, liabilities and off-balance sheet items by risk factors which approximate sensitivity to interest rate fluctuations. Institutions identified as having an interest rate risk exposure greater than a defined threshold would be required to allocate additional capital to support this higher risk. The capital to be allocated would be a dollar amount equal to the percentage by which the risk exceeds the defined threshold multiplied by the institution's total assets. Higher individual capital allocations could be required by the bank regulators based on supervisory concerns.

         Federal banking agencies have solicited comments on this proposal but have not yet proposed regulations to implement any interest rate risk component into the risk-based capital guidelines. Accordingly, the ultimate impact on the Bank and the Company of a final regulation in this area cannot be predicted at this time.

Leverage Capital Guidelines
         The Federal Reserve Board and the Comptroller have established a minimum leverage ratio of 3% Tier 1 capital to total assets for bank holding companies and national banks that have received the highest composite regulatory rating and are not anticipating or experiencing any significant growth. All other institutions will be required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum.

                            Pacific Capital Bancorp
                                and Subsidiaries

Set forth below are the Company's and the Bank's risk-based and leverage capital ratios as of December 31, 1995:

---------------------------------------------------------------------------------------------------------------------
Risk Based Capital Ratio
As of December 31, 1995
---------------------------------------------------------------------------------------------------------------------


                                                      Company                                Bank
(Dollars in thousands)                                 Amount             Ratio             Amount             Ratio
---------------------------------------------------------------------------------------------------------------------
Tier 1 capital                                        $42,976            17.60%            $40,532            16.78%
Tier 1 capital minimum
   requirement                                          9,765             4.00%              9,662             4.00%
---------------------------------------------------------------------------------------------------------------------
      Excess                                           33,211            13.60%             30,870            12.78%
=====================================================================================================================
Total capital                                          45,373            18.59%             42,929            17.77%
Total capital minimum
    requirement                                        19,529             8.00%             19,325             8.00%
---------------------------------------------------------------------------------------------------------------------
      Excess                                           25,844            10.59%             23,604             9.77%
=====================================================================================================================
Risk-adjusted assets                                 $244,114                             $241,561
=====================================================================================================================


         As  indicated  in  the  table  above,  the  Company's   capital  ratios
significantly  exceeded the minimum  capital levels  required by current federal regulations.  Management believes that the Company and the Bank will continue to meet their respective minimum capital requirements in the foreseeable future.

---------------------------------------------------------------------------------------------------------------------
Leverage Capital Ratio
As of December 31, 1995
---------------------------------------------------------------------------------------------------------------------

                                                      Company                                Bank
(Dollars in thousands)                                 Amount             Ratio             Amount             Ratio
---------------------------------------------------------------------------------------------------------------------
Tier 1 capital to quarterly average
    total assets (Leverage Ratio)                     $42,976            12.00%            $40,532            11.38%
Minimum leverage requirement                        10,747 to          3.00% to          10,685 to          3.00% to
                                                       17,912             5.00%             17,809             5.00%
---------------------------------------------------------------------------------------------------------------------
      Excess                                        25,064 to          7.00% to          22,723 to          6.38% to
                                                       32,229             9.00%             29,847             8.38%
=====================================================================================================================
Total quarterly average assets                       $358,232                             $356,173
=====================================================================================================================

         Federal banking laws impose restrictions upon the amount of dividends the Bank may declare to the Company (see Note 11 to the accompanying consolidated financial statements). Federal laws also impose restrictions upon the amount of loans or advances that the Bank may extend to the Company. In management's opinion, these do not affect the ability of the Company to meet its cash obligations.

                            Pacific Capital Bancorp
                                and Subsidiaries

         On September 29, 1995, the Reigle/Neal Interstate Banking and Branching Efficiency act of 1995 (the Interstate Act) was signed into law. The Interstate Act effectively permits nationwide banking. The Interstate Act provides that one year after enactment, adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that currently bar acquisition by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the Federal Reserve Board may not be granted for a proposed interstate acquisition if after the acquisition, the acquirer on a consolidated basis would control more than 10% of the total deposits nationwide or would control more than 30% of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and in every case, may be waived by the state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act (CRA). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions. States are not allowed to opt-out of interstate banking.

         Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Consolidation of banks is not permitted until June 1, 1997 provided that the state has not passed legislation "opting-out" of interstate branching. If a state opts-out prior to June 1, 1997, then banks located in that state may not participate in interstate branching. A state may opt-in to interstate branching by bank consolidation or by de novo branching by passing appropriate legislation earlier than June 1, 1997. California has elected to opt-in to interstate branching effective October 2, 1995. Interstate branching is also subject to a 30% statewide deposit concentration limit on a consolidated basis, and a 10% nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches shall apply to the interstate branches.

         De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in a host state other than the deposit concentration limits.

         Effective one year after enactment, the Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as an agent for an affiliate shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured savings associations which were affiliated with banks as of June 1, 1994, may act as agents for such banks. An affiliate bank or savings association may not conduct any activity as an agent with such institution if prohibited from conducting as principal.

         If an interstate bank decides to close a branch located in a low-or moderate-income area, it must comply with additional branch closing notice requirements. The appropriate regulatory agency is authorized to consult with community organizations to explore options to maintain banking services in the affected community where the branch is to be closed.

         To ensure that interstate branching does not result in taking deposits without regard to a community's credit needs, the regulatory agencies are directed to implement regulations prohibiting interstate branches from being used as "deposit production offices." The regulations to implement its provisions are due by June 1, 1997. The regulations must include a provision to the effect that if loans made by an interstate branch are less than fifty percent of the average of all depository institutions in the state, then the regulator must review the loan portfolio of the branch. If the regulator determines that the branch is not meeting the credit needs of the community, it has the authority to close the branch and to prohibit the bank from opening new branches in the state.

                            Pacific Capital Bancorp
                                and Subsidiaries

         Bank holding companies are also restricted as to the extent to which they, and their subsidiaries can borrow or otherwise obtain credit from one another, or engage in certain other transactions. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (I) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and the surplus of the insured depository institution; and (II) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and the surplus of the insured depository institution. In addition, extension of credit that constitute covered transactions must be collateralized in prescribed amounts.

         "Covered transactions" are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the Federal Reserve Board) the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

LIQUIDITY
         Liquidity   represents   the   ability  of  the  Company  to  meet  the
requirements of customer borrowing needs as well as fluctuations in deposit flows.

         Core deposits, which include demand, savings and interest-bearing demand accounts, money market accounts, and time deposits of less than $100,000, provide a relatively stable funding base. Core deposits averaged $158,213,000 or 46.6% of average total assets in 1995, compared with $156,753,000 or 48.2% in 1994. As of December 31, 1995, core deposits were $164,574,000 or 46.5% of total assets, compared to $154,515,000 or 44.9% as of December 31, 1994.

         The Company's principal sources of asset liquidity are cash and due from banks, time deposits with other financial institutions, federal funds sold, short-term investments, and marketable investment securities. As of December 31, 1995 these sources represented $117,794,000 or 38.3% of total deposits, compared to 33.9% in 1994 and 42.2% in 1993. The increase in 1995 reflects the effort made by management to provide increased liquidity for the Company by allocating a large percentage of the investment portfolio to available-for-sale. Other sources of asset liquidity are maturing loans and borrowing lines of approximately $24,000,000 with primary correspondent banks. There were no borrowings outstanding under these lines as of December 31, 1995.

         The Company guarantees the obligations or performance of its customers by issuing standby letters of credit to a third party. These standby letters of credit are frequently issued in support of third-party obligations, such as retail company transactions and travel agency issuances.

         The risk involved in issuing standby letters of credit is essentially the same as the credit risk in extending loans to customers, and they are subject to the same credit origination, maintenance, and management procedures in effect to monitor other credit products. As of December 31, 1995 and 1994, outstanding standby letters of credit totaled $1,462,000 and $1,288,000, respectively. The Company does not offer or engage in any other off-balance sheet products such as commitments to purchase and sell foreign exchange, interest rate or currency swaps, or financial futures and options.

         In the opinion of management, there are sufficient resources to meet the liquidity needs of the Company at present and projected future levels.

EFFECTS OF CHANGING PRICES

                            Pacific Capital Bancorp
                                and Subsidiaries

         The most direct effect of inflation is higher interest rates. However, the Company's earnings are not necessarily dependent on the absolute level of interest rates. Instead, earnings are affected by the spread between the yield on loans and investments and the cost of deposits and borrowing money. Another effect of inflation is upward pressure of the Company's operating expenses. It is management's opinion that the effects of inflation on the consolidated financial statements have not been material.

                            Pacific Capital Bancorp
                                and Subsidiaries


                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                     PACIFIC CAPITAL BANCORP STOCK ACTIVITY

         The common stock of Pacific Capital Bancorp is not listed on any exchange, nor is it listed for quotation with NASDAQ. It is, however, listed with the National Quotation Service and on the Over the Counter (OTC) Bulletin Board.

         The high and low bid and ask prices listed below have been reported by three brokerage firms known to effect transactions in the Company's stock:
Kidder Peabody & Co., Inc.; Dean Witter Reynolds, Inc.; and Hoefer & Arnett, Inc. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

         According to the Company's records, there were 1,602 shareholders as of March 1, 1996. In 1995 the Company paid three cash dividends of $0.125 per share to holders of record on March 15, June 15, September 15, payable on March 31, June 30, and September 30. The Company also paid a $0.15 per share cash dividend to holders of record on November 15, payable on December 15, and a five percent (5%) stock dividend payable to shareholders of record as of November 15, 1995.


         For information regarding  restrictions on the payment of dividends see
Note 11 to the accompanying consolidated financial Statements.

---------------------------------------------------------------------------------------------------------------------
                                               Ranges of Common Stock Prices
                                                           1995
---------------------------------------------------------------------------------------------------------------------
                                                          Low              High                Low              High
Quarter                                                   Bid               Bid                Ask               Ask
---------------------------------------------------------------------------------------------------------------------
First                                                  $19.00            $19.25             $20.00            $20.50
Second                                                  19.50             20.00              20.50             21.75
Third                                                   20.00             20.13              21.75             22.00
Fourth                                                  20.13             21.00              22.00             25.75
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                           1994
---------------------------------------------------------------------------------------------------------------------
                                                          Low              High                Low              High
Quarter                                                   Bid               Bid                Ask               Ask
---------------------------------------------------------------------------------------------------------------------
First                                                  $16.00            $17.00             $17.00            $18.00
Second                                                  17.00             17.50              18.00             18.50
Third                                                   17.50             18.50              18.50             19.50
Fourth                                                  17.75             18.50              18.75             19.75
---------------------------------------------------------------------------------------------------------------------


                            Pacific Capital Bancorp
                                and Subsidiaries


                               BOARD OF DIRECTORS


PACIFIC CAPITAL BANCORP       James L. Gattis               William K. Sambrailo
                              Investor                      President
Stanley R. Haynes             Civic Leader                  Charles Sambrailo
Chairman of the Board                                       Company
President                     D. Vernon Horton
Cinderella Carpets            President/Chief               Robert B. Sheppard
                              Executive Officer             Vice Chairman, Retired
William S. McAfee             First National Bank of        Allstate Insurance
Vice Chairman of the Board    Central California            Companies
Physician
                              Hubert H.Hudson               Clyn Smith, Jr.
Charles E. Bancroft           Consultant                    Physician, Retired
Chairman of the Board         McSherry & Hudson
CLM Insurance Agencies, Inc   Insurance                     DIRECTORS EMERITUS

Gene DiCicco                  William J. Keller             Howard S. Bucquet            Clinton F. Miller
Owner                         Physician                     Property Management          President
Watsonville Nurseries                                                                    Clint Miller Farms, Inc.
                                                            Wayne O. Hall
Lewis L. Fenton               Clayton C. Larson             President                    June Duran-Stock
Attorney                      President                     Wayne O. Hall                President
Fenton & Keller               Pacific Capital Bancorp       Insurance Agency             Legal Research &
                                                                                         Services Center
Gerald T. Fry                                               Thomas M. Merrill
President                     William H. Pope               President
Office Products, Inc.         Certified Public Accountant   Merrill Farms

                            Pacific Capital Bancorp
                                and Subsidiaries


                                 THE CORPORATION

         Pacific Capital Bancorp (the Company) is a California corporation and bank holding company that was incorporated on January 26, 1983. First National Bank of Central California (First National Bank), a wholly owned subsidiary of the Company, commenced operations on April 2, 1984.


         First National Bank is a nationally  chartered  commercial bank serving
Monterey  and Santa Cruz  Counties  and  surrounding  areas in  California.  The
Company itself does not engage in any business activities other than the ownership of First National Bank.


FIRST NATIONAL BANK OF        ADMINISTRATION CENTER         REGISTRAR & TRANSFER AGENT   FORM 10-K
CENTRAL CALIFORNIA            307 Main Street               First Interstate Bank        A COPY OF THE COMPANY'S
BANKING OFFICES               Salinas, California           Stock Transfer               FORM 10-K AS FILED WITH THE
1001 South Main Street        93902-1786                    Administration               SECURITIES AND EXCHANGE
Salinas, California           (408) 757-4900                345 California Street        COMMISSION IS AVAILABLE,
93902-1786                                                  Eighth Floor                 WITHOUT CHARGE, UPON
(408) 757-4900                CREDIT ADMINISTRATION         San Francisco, California    WRITTEN REQUEST.
                              CENTER                        94104                        PLEASE DIRECT REQUESTS TO:
495 Washington Street         17547 Vierra Canyon Road
Monterey, California          Salinas, California           MARKET MAKERS                DENNIS A. DECIUS
93942-2718                    93907-1329                    Paine Webber                 EXECUTIVE VICE PRESIDENT
(408) 373-4900                (408) 663-9100                26435 Carmel Rancho          CHIEF  FINANCIAL OFFICER
                                                            Boulevard                    PACIFIC CAPITAL BANCORP
307 Main Street               CORPORATE COUNSEL             Carmel, California  93923    P.O. BOX 1786
Salinas, California           Graham & James                                             SALINAS, CALIFORNIA
93902-1786                    One Maritime Plaza            Dean Witter Reynolds, Inc.   93902-1786
(408) 757-4900                San Francisco, California     1400 Del Monte Center
                              94111                         Monterey, California  93940
655 Main Street
Watsonville, California       CERTIFIED PUBLIC              111 Mission Street
95077-1540                    ACCOUNTANTS                   Santa Cruz, California 95061
(408) 728-2265                KPMG Peat Marwick LLP
                              50 West San Fernando Street   Hoefer & Arnett, Inc.
26380 Carmel Rancho Lane      San Jose, California  95113   353 Sacramento Street
Carmel, California                                          Tenth Floor
93922-2017                                                  San Francisco, California
(408) 626-2900                                              94111

KPMG Peat Marwick LLP

                        Consent of Independent Auditors
                        -------------------------------

Shareholders and Board of Directors
Pacific Capital Bancorp

We consent to incorporation by reference in the registration statement (No. 33-83848) on Form S-8 of Pacific Capital Bancorp and subsidiaries of our report dated January 10, 1996, relating to the consolidated balance sheets of Pacific Capital Bancorp and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statments of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of Pacific Capital Bancorp and subsidiaries.

                                       /s/ KPMG Peat Marwick LLP

March 25, 1996

KPMG Peat Marwick LLP


                          Independent Auditors' Report


The Board of Directors
Pacific Capital Bancorp

We have audited the accompanying consolidated balance sheets of Pacific Capital Bancorp and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accpeted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Capital Bancorp and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in 1993.


                                               /s/ KPMG Peat Marwick LLP

San Jose, California
January 10, 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


Date: March 27, 1996                      PACIFIC CAPITAL BANCORP
      -------------------------------


                                          By: /S/ Clayton C. Larson
                                             ----------------------------------
                                          CLAYTON C. LARSON
                                          President


/S/ Clayton C. Larson
--------------------------------------    Date:             March 27, 1996
Charles E. Bancroft,
Director


/S/ Dennis A. DeCius
--------------------------------------    Date:             March 27, 1996
Dennis A. DeCius
Executive Vice President
and Chief Financial Officer
(principal financial officer and
principal accounting officer)


/S/ Gene DiCicco
--------------------------------------    Date:             March 27, 1996
Gene DiCicco,
Director


/S/ Clayton C. Larson
--------------------------------------    Date:             March 27, 1996
Lewis L. Fenton,
Director

/S/ Gerald T. Fry
--------------------------------------    Date:             March 27, 1996
Gerald T. Fry,
Director


/S/ James L. Gattis
--------------------------------------    Date:             March 27, 1996
James L. Gattis,
Director and Secretary


/S/ Hubert W. Hudson
--------------------------------------    Date:             March 27, 1996
Hubert W. Hudson,
Director


/S/ Stanley R. Haynes
--------------------------------------    Date:             March 27, 1996
Stanley R. Haynes
Chairman of the Board
and Director


/S/ D. Vernon Horton
--------------------------------------    Date:             March 27, 1996
D. Vernon Horton,
Chief Executive officer
(principal executive
officer) and Director


/S/ William J. Keller
--------------------------------------    Date:             March 27, 1996
William J. Keller,
Director

/S/ Clayton C. Larson
--------------------------------------    Date:             March 27, 1996
Clayton C. Larson,
President and Director


/S/ William S. McAfee
--------------------------------------    Date:             March 27, 1996
William S. McAfee,
Director


/S/ William H. Pope
--------------------------------------    Date:             March 27, 1996
William H. Pope,
Director


/S/ William K. Sambrailo
--------------------------------------    Date:             March 27, 1996
William K. Sambrailo,
Director


/S/ Robert B. Sheppard
--------------------------------------    Date:             March 27, 1996
Robert B. Sheppard,
Director


/S/ Clyn Smith, Jr.
--------------------------------------    Date:             March 27, 1996
Clyn Smith, Jr.,
Director


                                INDEX TO EXHIBITS

  Exhibit                                                                               Sequentially
  Number                                      Exhibit                                   Numbered Page
  -------                                     -------                                   -------------

     3.1       Articles of incorporation of the Company an amended to date.  1/             (*)

     3.2       Bylaws of Company as amended to date.  2/                                    (*)

     4.        Not applicable.                                                              (*)

     9.        Not applicable.                                                              (*)

    10.1       Lease -- 601 Abrego Street, Monterey, Premises.  3/                          (*)

    10.2       Lease for 1001 South Main Street, Salinas, Banking office. 2/                (*)

    10.3       Lease dated December 15, 1988 by and between the Bank                        (*)
               and James L. Gattis for 307 Main Street, Salinas Old Town Office. 2/

    10.4       Lease dated May 1, 1985 by and between the Bank                              (*)
               and Pacific Capital Bancorp. 4/

    10.5       Pacific Capital Bancorp Employee Stock Ownership                             (*)
               Plan and Trust Agreement. 5/

    10.6       Master Equipment Lease Agreement between Bank and                            (*)
               Parker North American Corporation. 5/

    10.7       Lease dated September 22, 1986 between                                       (*)
               Bank and The Saunders Company.  5/



*/       Not Applicable.


-------------------------------------------------------------------

1/ Filed as Exhibits 3.1, 10.21 and 10.32, respectively, to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1988, which are incorporated by reference.

2/ Filed as Exhibits 3.2 and 10.17, respectively, to the Company's Annual Report on Form 10-K (File No. 2-87513) for the fiscal year ended December 31, 1984, which are incorporated by reference.

3/ Filed as Exhibit to the Company's Registration Statement on Form S-18 (Registration No. 2-87513), which is incorporated by reference.

4/ Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1985, which is incorporated by reference.

5/ Filed as Exhibits 10.24 through 10.26, respectively, to Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1986, which are incorporated by reference.

  Exhibit                                                                               Sequentially
  Number                                      Exhibit                                   Numbered Page
  -------                                     -------                                   -------------

     10.8     Matrix Funding Corporation Master Lease Agreement. 1/                         (*)

     10.9     Lease dated January 24, 1989 by and between First National Bank               (*)
              of Monterey County and Stanley R. Haynes. 6/

    10.10     Executive Salary Continuation Agreement entered into                          (*)
              August 22, 1989 by and between First National Bank of
              Monterey County and Clayton C. Larson. 6/

    10.11     Executive Salary Continuation Agreement entered into                          (*)
              August 22, 1989 by and between First National Bank of
              Monterey County and D. Vernon Horton. 6/

    10.12    Executive Salary Continuation Agreement entered into                           (*)
             August 22, 1989 by and between First National Bank of
             Monterey County and Dennis A. DeCius. 6/

    10.13    Amendment No. One to Pacific Capital Bancorp                                   (*)
             Employee Stock Ownership Plan. 2/

    10.14    Amendment No. Two to Pacific Capital Bancorp                                   (*)
             Employee Stock Ownership Plan. 7/

    10.15    Amendment No. Three to Pacific Capital Bancorp                                 (*)
             Employee Stock Ownership Plan. 7/

    10.16    Lease dated August 10, 1990 by and between the                                 (*)
             Trustees of the Stanley Family Trust and Pacific
             Capital Bancorp for Carmel Office. 7/

    10.17    Assignment of Lease dated November 1, 1990 by and                              (*)
             between Pacific Capital Bancorp and First National
             Bank of Monterey-County for Carmel Office. 7/

    10.18    Lease dated November 12, 1990 by and between                                   (*)
             First National Bank of Monterey County and Carmel
             Monterey Travel for Premises located at 601 Abrego
             Street, Monterey, California. 7/

    10.19    Prunetree Shopping Center Lease dated June 28, 1988                            (*)
             by and between Dennis R. Keith and Pajaro Valley Bancorporation. 7/

--------------------------------------------------

6/ Filed as Exhibits 10.20 through 10.24, respectively, to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1989, which are incorporated by reference.

7/ Filed as Exhibits 10.25 through 10.32 to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1990, which are incorporated by reference.

  Exhibit                                                                               Sequentially
  Number                                      Exhibit                                   Numbered Page
  -------                                     -------                                   -------------

    10.20    Lease dated June 21, 1990 by and between Saucito                               (*)
             Land Co. and First National Bank of Monterey County. 7/

    10.22    Amendment No. Four to Pacific Capital Bancorp                                  (*)
             Employee Stock Ownership Plan. 8/

    10.23    Amendment dated May 20, 1991 to Lease dated                                    (*)
             December 15, 1988 by and between the Bank and
             James L. Gattis for 307 Main Street, Salinas Old Town Office. 8/

    10.24    Pacific Capital Bancorp Directors' Stock Option Plan                           (*)
             and Form of Stock Option Agreement. 8/

    10.26    Pacific Capital Bancorp 1984 Stock Option Plan                                 (*)
             and Forms of Agreements as amended to date.  8/

    10.30    Business Recovery Services Agreement dated                                     (*)
             September 30, 1991 by and between Bank and J.D.B. & Associates, Inc. 8/

    10.31    Consolidated Agreement dated December 17, 1991                                 (*)
             by and between Bank and Unisys with Equipment Sale Agreement,
             Software License Agreement and Product License Agreement by
             and between Bank and information Technology, Inc. 8/

    10.32    Fidelity and Deposit Company of Maryland Directors and                        (*)
             Officers Liability Insurance Policy including Bank Reimbursement. 8/

    10.33    Fidelity and Deposit Company of Maryland                                      (*)
             Financial Institution Bond.  8/

    10.34    Lease dated January 28, 1993 by and between J.W. and R.W.                     (*)
             McClellan, Partners, and First National Bank of Central California.

    10.35    Exercise of Lease Option as of September 19, 1992 by and                      (*)
             between First National Bank of Central California and James L. Gattis.

    10.36    Software License Agreement and Product License Agreements dated               (*)
             March 3, 1993 by and between First National Bank of Central California and Information Technology, Inc.

    10.37    Lease dated  November 18, 1993 by and between Hazel Graven                    (*)
             and  Vines   Stewart  and  First   National  Bank  of  Central
             California.

    10.38    Software License Agreement for Platform Transfer Module and Interface         (*)
             dated September 15, 1993 by and between First National Bank of
             Central California and Information Technology, Inc.

------------------------------------------------------

8/ Filed as Exhibits 10.23 through 10.34 to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991, which are incorporated by reference.

  Exhibit                                                                               Sequentially
  Number                                      Exhibit                                   Numbered Page
  -------                                     -------                                   -------------

    10.39     Equipment Sale Agreement dated December 16, 1993 by and                       (*)
              between First National Bank of Central California and
              Information Technology, Inc.

    10.40     Asset/Liability Management Software Agreement dated                           (*)
              December 31, 1993 by and between First National Bank of
              Central California and Profitstar, Inc.

    10.41     Applications  dated  December 28, 1993 by First  National Bank                (*)
              of Central California to become a member of the California
              Bankers Clearing House Association.

    10.42     Consolidated Agreement for the purchase of computer hardware                  (*)
              dated December 20, 1993 by and between First National Bank of
              Central California and Unisys Corporation.

    10.43     Employment Agreement dated may 22, 1993 between                               (*)
              First National Bank of Central California and D. Vernon Horton.

    10.44     Employment Agreement dated May 22, 1993 between                               (*)
              First National Bank of Central California and Clayton C. Larson.

    10.45     Employment Agreement dated May 22, 1993 between
              First National Bank of Central California and Dennis A. De Cius.              (*)

    10.46     Pacific Capital Bancorp 1994 Stock Option Plan and Form of Incentive          (*)
              and Non-Qualified Stock Option Agreements. 9/

    10.47     Amendment No. Five to Pacific Capital Bancorp Employee                        (*)
              Stock Ownership Plan and Trust. 10/

    10.48     Pacific Capital Bancorp 401(k) Profit Sharing Plan. 10/                       (*)

    10.49     Equipment Sale Agreement dated March 22, 1995, by and between                  75
              First National Bank of Central California and
              Information Technology, Inc.

    10.50     Equipment Sale Agreement dated February 2, 1996, by and between                80
              First National Bank of Central California and
              Information Technology, Inc.


--------------------------------------------------------

9/ Filed as Exhibits to the Company's Registration Statement on Form S-8 (File No. 33-83848) as filed on September 8, 1994, and Amendment No. 1 to Form S-8 as filed on November 15, 1994.

10/ Filed as Exhibits 10.47 through 10.48 to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1994, which are incorporated by reference.

  Exhibit                                                                               Sequentially
  Number                                      Exhibit                                   Numbered Page
  -------                                     -------                                   -------------

    10.51     Standard Form of Agreement between Owner (Pacific Capital Bancorp)             86
              and Contractor (Daniels & House Construction Co.) for the renovation of existing building and construction of new addition for
              First National Bank of Central California at 1001 S. Main Street,
              Salinas, CA, 93901, dated June 15, 1995.

    10.52     Employee Welfare Benefit Plan Agreement dated January 1, 1995,                118
              between Pacific Capital Bancorp and
              Great-West Life & Annuity Insurance Co.

    11.       Not applicable.                                                               (*)

    12.       Not applicable.                                                               (*)

    13.       Pacific Capital Bancorp 1994 Annual Report to Shareholders                     24
              (parts  not   incorporated  by  reference  are  furnished  for
              informational purposes only and are not filed only and are not filed herewith).

    18.       Not applicable.                                                               (*)

    19.       Not applicable.                                                               (*)

    21.       Subsidiaries of the Company                                                    74

    23.       Not applicable.                                                               (*)

    24.       Consent of KPMG Peat Marwick LLP.                                              64

    25.       Power of Attorney.                                                            201


                      SUBSIDIARY OF PACIFIC CAPITAL BANCORP
                PACIFIC CAPITAL SERVICES CORPORATION (INACTIVE).