Form 10-Q
period 1996-03-31
PACIFIC CAPITAL BANCORP
filed 1996-05-07
CIK 731805

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC. 20549


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                                       OR
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

                                            Outstanding at
     Class                                  April 25, 1996

     Common stock, no par value            2,600,863 Shares

This report contains a total of 18 pages.


                         PART I - FINANCIAL INFORMATION

ITEM 1                                                  PAGE

PACIFIC CAPITAL BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                           3

     CONSOLIDATED STATEMENTS OF INCOME                     4

     CONSOLIDATED STATEMENTS OF CASH FLOWS                 5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            6


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                   8 - 16



                           PART II - OTHER INFORMATION

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K                          17

SIGNATURES                                                18

                         PART I - FINANCIAL INFORMATION
                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                   March 31,     December
                                                                   31,
Assets                                               1996          1995
Cash and due from banks                               $20,819       $24,891
Federal funds sold and other short term                24,800        17,007
investments
      Total cash and equivalents                       45,619        41,898
Investment securities:
  Available-for-sale securities, at fair value         75,834        75,896
  Held-to-maturity securities, at amortized cost
  (fair value of $8,133 and $8,662,                     8,108         8,596
respectively)
Loans available for sale at cost, which                 4,131         3,876
approximates market
Loans:
   Commercial                                          49,962        49,862
   Consumer                                            12,428        12,108
   Real estate - mortgage                             131,814       126,048
   Real estate - construction                          17,005        17,071
   Bankers' acceptances & commercial paper                220             -
   Other                                                8,668         6,501
   Less deferred loan fees                              (275)         (246)
      Total loans                                     219,822       211,344
   Less allowance for possible loan losses            (2,375)       (2,397)
      Net loans                                       217,447       208,947

Premises and equipment, net                             8,368         7,523
Accrued interest receivable and other, net              7,399         6,843
Total assets                                         $366,906      $353,579
Liabilities and shareholders' equity
Deposits:
   Demand, non-interest bearing                       $65,083       $71,988
   Demand, interest bearing                            53,803        56,527
   Savings and money market                           104,503        97,087
   Time certificates                                   97,228        82,217
      Total deposits                                  320,617       307,819

Accrued interest payable and other liabilities          2,893         2,784
Total liabilities                                     323,510       310,603

Shareholders' equity:
Preferred stock; 20,000,000 shares authorized               -             -
and unissued
Common stock, no par value; 20,000,000 shares
authorized;
   2,600,863 and 2,603,839 shares issued and
outstanding at March 31, 1996 and December 31,
1995, respectively                                     31,179        31,235
Retained earnings                                      12,388        11,435
Net unrealized (losses) gains on available-for-         (171)           306
sale securities
Total shareholders' equity                             43,396        42,976
Total liabilities and shareholders' equity           $366,906      $353,579
See accompanying notes to consolidated financial statements
                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                Three months  Three months
                                                   ended          ended
                                                 March 31,      March 31,
                                                    1996          1995
Interest income:
   Interest and fees on loans                         $5,313         $5,020
   Interest on investment securities                   1,178            927
   Interest on federal funds sold                        369            175
     Total interest income                             6,860          6,122
Interest expense:
   Demand, interest bearing                              137            138
   Savings                                               680            707
   Time certificates                                   1,262            616
     Total interest expense                            2,079          1,461
     Net interest income                               4,781          4,661
 Provision for possible loan losses                        -              -
Net interest income after provision for                4,781          4,661
possible loan losses

Other income:
   Service charges                                       342            352
   Gain on sale of loans                                   9              3
   Mortgage banking fees                                  47             19
   Net gain (loss) on securities transactions             12           (11)
   Other                                                  98             88
     Total other income                                  508            451

Other expenses:
   Salaries and benefits                               1,792          1,604
   Occupancy                                             364            319
   Equipment                                             255            240
   Advertising and promotion                             111             98
   Stationary and supplies                                72             77
   Legal and professional fees                           129            135
   Regulatory assessments                                 22            188
   Other operating                                       343            368
     Total other expenses                              3,088          3,029

Earnings before income taxes                           2,201          2,083

Income taxes                                             857            799

Net income                                            $1,344         $1,284

Net income per share                                   $0.49          $0.49


Weighted average shares outstanding                2,726,863      2,646,436
See accompanying notes to consolidated financial statements





                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1996 and March 31, 1995
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   March 31,      March 31,
                                                        1996           1995

Cash flows from operating activities:
Net income                                            $1,344         $1,284
Adjustments to reconcile net income to net
cash provided by
     operating activities:
   Depreciation and amortization                         275            161
   Provision for possible loan losses                      -              -
   Loss (gain) on sale of investment                    (12)             11
securities, net
   Net originations of loans held for sale             (255)          (259)
   Gain on sale of loans                                 (9)            (3)
   Deferral of loan origination fees                       2              4
   Change in accrued interest receivable and         (1,033)            400
other assets
   Change in accrued interest payable and                118            375
other liabilities
Net cash provided by  operating activities               430          1,973

Investing activities:
   Net change in loans                               (8,502)          3,045
   Maturities of investment securities                   703          3,373
   Purchases of investment securities               (14,854)              -
   Proceeds from sale of available-for-sale           14,646         10,880
securities
   Capital expenditures, net                         (1,053)          (149)
Net cash (used in) provided by investing             (9,060)         17,149
activities

Financing activities:
   Net increase (decrease) in deposits                12,798       (25,154)
   Cash paid for retirement of stock                    (60)              -
   Proceeds from exercise of options                       4            141
   Cash paid for dividends                             (391)          (310)
Net cash provided by (used in) financing              12,351       (25,323)
activities

Net increase (decrease) in cash and                    3,721        (6,201)
equivalents
Cash and equivalents beginning of period              41,898         42,262
Cash and equivalents at end of period                $45,619        $36,061

Supplemental disclosures of cash flow
information:
    Cash paid during the period
     Interest                                          2,993          1,549
     Income taxes                                        282            350

See accompanying notes to consolidated financial statements

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 -  Basis of Presentation

In the opinion  of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at March 31, 1996 and December 31, 1995, the results of its operations and the statements of cash flows for the periods ended March 31, 1996 and 1995.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year ending December 31, 1996.


          In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock options, restricted stock, and stock appreciation rights. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under this method, compensation costs are measured at the grant date based on the value of the award and are recognized over the service period, which is the vesting period. SFAS No. 123 encourages but does not require employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. This statement applies to fiscal years beginning after December 15, 1995. On January 1, 1996, the Company adopted SFAS No. 123 and has elected to use the method prescribed in APB No. 25. The Company and does not anticipate that the required disclosures will have a material impact on the financial condition or results of operations of the Company.

Note 2 -  Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, First National Bank of Central California, (the "Bank"), and Pacific Capital Services Corporation, an inactive subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 -  Loans to Directors

In the ordinary course of business, the Company has made loans to directors of the Company which at March 31, 1996 amounted to approximately $4,308,000.

Note 4 -  Commitments

          The Company had outstanding standby letters of credit of approximately $1,371,000 at March 31, 1996.

Note 5 -  Net Income Per Share and Dividends

Net income per  share is computed using the weighted average number of shares of common and common equivalent shares outstanding (as adjusted retroactively to reflect the 5% stock dividend paid on December 1,
          1995). On January 23, 1996, the Company declared a $ 0.15 per share cash dividend to shareholders of record on March 15, 1996, payable March 29, 1996.

Note 6 -  Taxes

As of March  31,  1996,  the  Company has a deferred tax asset of  approximately
          $1,909,000. The asset results primarily from the provisions for possible loan losses and depreciation of premises and equipment, which are recognized in the financial statements but are not yet deductible for income tax reporting purposes. Management of the Company believes that the net deferred tax asset is fully realizable through sufficient taxable income within carryback periods and current year taxable income.
                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Changes in the Financial Statements

      Net income for the three months ended March 31, 1996 was $1,344,000 or $0.49 per share compared to $1,284,000 or $0.49 per share during the same period in 1995. This 4.7% increase in net income is due mainly to a $120,000 increase in net interest income combined with a $166,000 decrease in the Company's FDIC Assessment. These items were partially offset by a $188,000 increase in salaries and benefits. The increase in net interest income is due to growth in average total deposits of $31,844,000 and growth in average total loans of $14,932,000 as compared to the same 1995 period. The Company's FDIC Premium has been reduced to an annual amount of $2,000 due to the recapitalization of the Bank Insurance Fund which occurred in May of 1995.

      Outstanding loans were $219,822,000 at March 31, 1996 compared to $211,344,000 at December 31, 1995, a $8,478,000 or 4.0% increase. The increase in outstanding loans from December 31, 1995 to March 31, 1996 resulted primarily from an increase in real estate mortgage loans of $5,766,000 and an increase in tax-exempt municipal leases of $2,664,000.

      Federal Funds Sold and Investment Securities at March 31, 1996 were $108,742,000, a $7,243,000 or 7.1% increase from December 31, 1995. This was primarily due to the increase in total deposits which resulted in an increase in cash invested in Federal Funds and investment securities.

      The Company's total deposits at March 31, 1996 were $320,617,000 compared to $307,819,000 at December 31, 1995, a $12,798,000 or 4.2% increase. Non-
interest bearing demand deposits decreased $6,905,000, interest bearing demand deposits decreased $2,724,000 and savings and money market deposit accounts increased $7,416,000 in the first three months of 1996. Certificates of deposit increased by $15,011,000 or 18.3% during the first three months of 1996. Management believes that the growth in deposits is a result of the recent strength in the tourism and agribusiness industries within the local economies in which the Company operates. The loan to deposit ratio at March 31, 1996 was 68.6% and is the same as the ratio at December 31, 1995. The Company's total assets as of March 31, 1996 increased 3.8% compared to year end 1995.

Loans

      Outstanding total loans averaged $216,551,000 for the period ended March 31, 1996 compared to $201,619,000 for the period ended March 31, 1995, an increase of $14,932,000, or 7.4%. This increase in loans is due to increased loan demand from qualified borrowers and is reflective of the relatively strong economy in most of the primary markets which the Company serves. The Company lends primarily to small and medium sized businesses within its markets, which are comprised principally of the Salinas, Watsonville, Monterey and Carmel areas. A majority of the Company's loan portfolio consists of loans secured by commercial, industrial and residential real estate.

Quality of Loans

      The Company follows the policy of discontinuing the accrual of interest income and reversing any accrued and unpaid interest when the payment of principal or interest is 90 days past due unless the loan is both well-secured and in the process of collection.

      The composition of non-performing loans as of March 31, 1996, December 31, 1995, and March 31, 1995 is summarized in the following table.

                               Nonperforming Loans
                             (Dollars in Thousands)

                         March  31,     December 31,     March  31,
                            1996            1995            1995
Accruing loans
past due 90 days
or more
   Commercial             $    3          $    0          $    0
   Consumer                    0               1               0
   Real Estate               397             140               0
Total                       $400            $141          $    0

Nonaccrual loans
   Commercial                259             110             484
   Consumer                  118             136             155
   Real Estate               561             747           1,037
Total                       $938            $993          $1,676

Total Nonperforming
Loans                     $1,338          $1,134          $1,676

Nonperforming Loans
To Total Loans              0.61%           0.54%         0.85%

Allowance For Possible
Loan Losses To Total
Non Performing Loans      177.50%         211.38%         138.78%

      The Company does not expect to sustain losses from any of the Non-Performing Loans in excess of that specifically provided for in the allowance for possible loan losses.

      In  addition to the above, the Company holds four Other Real Estate  Owned
(OREO) properties, which aggregate $797,000. In all cases, the amount recorded represented the lesser of the loan balance or current fair value obtained from a current appraisal less anticipated selling costs; therefore, any identified loss has already been recognized.

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

      The following table sets forth the actual loan losses and provision for possible losses for the periods ended March 31, 1996, December 31, 1995, and March 31, 1995.






































                          Charge-Off/Recovery Activity
                             (Dollars in Thousands)

                        Three months        Year        Three months
                           Ended           Ended           Ended
                       March 31, 1996 December 31,1995 March 31, 1995

Total Loans Outstanding  $219,822        $211,344        $197,619

Average Net Loans        $216,551        $201,360        $201,619

Allowance Balance
Beginning Of Period        2,397           2,438           2,438

  Charge-Offs By Loan Category
    Commercial                0             129              18
    Consumer                 51              61              30
    Real Estate               0             131              97
    Other                     0               0               0
    Total                 $  51          $  321         $   145

  Recoveries By Loan Category
    Commercial                0              58              14
    Consumer                 17              38              12
    Real Estate              12              49               7
    Other                     0               0               0
    Total                $   29          $  145            $ 33

Net Charge-Offs            $  22          $  176          $  112

Provision Charged
To Expense                    $0            $135              $0

Allowance Balance
End Of Period            $ 2,375         $ 2,397         $ 2,326

Allowance For Possible
Loan Losses
To Total Loans              1.08%           1.13%           1.18%

Annualized Net Charge-
Offs To Average Loans       0.04%           0.09%           0.22%

      The Company did not provide an additional provision to the allowance for possible loan losses for the three months ended March 31, 1996, or March 31, 1995, primarily due to the Company's recognition of a stabilization of the local economy, resulting in a lower level of classified loans and the reduced potential of future charge-offs.

      The provision for possible loan losses charged against earnings is based upon an analysis of the actual migration of loans to losses plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $2,375,000 or 1.08% of total loans was adequate as of March 31, 1996.





Results of Operations
                        Three months Ended March 31, 1996
                                  Compared with
                        Three months Ended March 31, 1995

     Net income of $1,344,000 for the three months ended March 31, 1996 increased by $60,000 or 4.7% as compared to the same 1995 period. The increase in net income for the period was due primarily to an increase in net interest income of $120,000 as well as a decrease in FDIC assessments of $166,000 offset by an increase in salaries and benefits of $188,000. The increase in net interest income is due to growth in average total deposits of $31,844,000 and growth in average total loans of $14,932,000 as compared to the same 1995 period.

     The average balance of interest earning assets during the three months ended March 31, 1996 was $327,168,000, a $36,821,000 or 12.7% increase over the comparable 1995 period. The Company's average yield on earning assets for the three months ended March 31, 1996 decreased to 8.5% compared to 8.6% during the comparable period in 1995. Total interest income increased $738,000 or 12.1% for the three months ended March 31, 1996 compared to the same 1995 period due to an increase in average interest earning assets of $36,821,000.

     Average deposits for the Company for the three months ended March 31, 1996 were $316,004,000, a $31,844,000 or 11.2% increase compared to the period ended March 31, 1995. The Company's average cost of funds for the three months ended
March 31, 1996 was 3.4% which yielded a net interest margin of 5.9%. This compares to an average cost of funds of 2.7% and a net interest margin of 6.5% for the comparable 1995 period. Interest expense of $2,079,000 for the three months ended March 31, 1996 was $618,000 or 42.3% over the comparable 1995 period due to an increase in average interest bearing deposits of $28,692,000 and an increase in the average rate paid on deposits of 0.7%. Net interest income for the three months ended March 31, 1996 increased $120,000 or 2.6% and resulted from the increase of $738,000 in total interest income and an increase of $618,000 in total interest expense.

     The Company did not make any additional provisions to the allowance for possible loan loss for the three months ended March 31, 1996 or for the same period in 1995. The analysis of the loan portfolio completed by the Company indicates that the current allowance for loan losses is adequate based on the Company's calculated provision requirements.

     Total loans charged-off net of recoveries for the three months ended March 31, 1996 amounted to $22,000 compared to $112,000 net of recoveries for the same period in 1995. Annualized net loan charge-offs as a percentage of average loans for the three months ended March 31, 1996 was 0.04% compared to 0.22% for the three months ended March 31, 1995 and .09% for the year ended December 31, 1995.

     Total other income was $508,000 for the three months ended March 31, 1996, a $57,000 or 12.6% increase compared to the same period of 1995. Mortgage banking fees increased $28,000 from the three months ended March 31, 1995 due to higher levels of mortgage refinancings compared to 1995. Net gains on securities transactions was $12,000 compared to a net loss of $11,000 for the three months ended March 31, 1995. Other variances include service charges which decreased by $10,000 from the first quarter of 1995 and other income which increased by $10,000 over 1995.

     Salaries and benefits expense for the three months ended March 31, 1996 was $1,792,000, a $188,000 or 11.7% increase over the comparable 1995 period. This variance resulted primarily from normal salary increases, an increase in health insurance premiums, and an increase in the Company's contributions to the Bonus and Employee Stock Ownership Program. The Company employed 164 full time equivalent employees at March 31, 1996 compared to 165 full time equivalent employees at December 31, 1995 and 159 full time equivalent employees at March 31, 1995.

     Total other expenses, excluding salaries and benefits, for the three months ended March 31, 1996, was $1,296,000, a $129,000 or 9.1% decrease from the comparable 1995 period. This decrease was primarily the result of the decrease in the Company's FDIC Assessment of $166,000 from the first quarter of 1996 compared to the same period in 1995. In addition, occupancy expense increased by $45,000 due to normal rental rate increases and the use of temporary facilities for the Company's Salinas branch while remodeling takes place on the Salinas Main Branch. Other variances include equipment expense which increased $15,000 and other expense which decreased by $25,000.

     Applicable income taxes of $857,000 for the three months ended March 31, 1996 were $58,000, or 7.3% more than the comparable 1995 period. The Company's effective tax rate for the three months ended March 31, 1996 was 38.9% compared to 38.4% for the same period in 1995.


Liquidity Management

     Liquidity represents the ability of the Company to meet the requirements of customer borrowing needs as well as fluctuations in deposit flows.

      Core deposits, which include demand, savings and interest bearing demand accounts, money market accounts and time deposits of less than $100,000, provide a relatively stable funding base. Core deposits averaged $165,346,000 or 45.6% of average total assets during the three months ended March 31, 1996, as compared to $158,213,000 or 46.6% of average total assets for the fiscal year ended December 31, 1995. At March 31, 1996 core deposits were $168,143,000 or 45.8% of total assets, compared to $164,574,000 or 46.5% of total assets at year end 1995.

      The Company's principal sources of asset liquidity are cash and cash due from banks, time deposits with other financial institutions, Federal Funds sold, short term investments, and available-for-sale investment securities. At March 31, 1996 these sources represented $121,453,000 or 37.9% of total deposits compared to $117,794,000 or 38.3% at year end 1995. This increase in liquidity for the three months ended March 31, 1996 resulted primarily from an increase in Federal Funds sold and short term investments.

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

      The following tables show the Company's and the Bank's risk-based and leverage capital ratios as of March 31, 1996 and December 31, 1995. As indicated in these tables, the Company's and the Bank's capital ratios significantly exceeded the minimum capital levels required by current federal regulations. Management believes that the Company and the Bank will continue to meet their respective minimum capital requirements in the foreseeable future.

















                            Risk Based Capital Ratio
                             (Dollars in Thousands)
                                   (Unaudited)

                                   Pacific Capital Bancorp
                            March 31, 1996          December 31, 1995
                           Amount       Ratio        Amount       Ratio

Tier 1 Capital             $43,396   16.97%          $42,976    17.60%

Tier 1 Capital Minimum
     Requirement            10,229     4.00%           9,765     4.00%

Excess                               $33,167          12.97%   $33,211
13.60%

Total Capital              $45,771    17.90%         $45,373    18.59%

Total Capital Minimum
     Requirement            20,458     8.00%          19,529     8.00%

Excess                               $25,313           9.90%   $25,844
10.59%

Risk Adjusted Assets             $255,722                  $244,114


                          First National Bank of Central California
                            March 31, 1996          December 31, 1995
                           Amount       Ratio        Amount       Ratio

Tier 1 Capital             $40,022   15.85%          $40,532    16.78%

Tier 1 Capital Minimum
     Requirement            10,097     4.00%           9,662     4.00%

Excess                               $29,925          11.85%   $30,870
12.78%

Total Capital              $42,397    16.80%         $42,929    17.77%

Total Capital Minimum
     Requirement            20,195     8.00%          19,325     8.00%

Excess                               $22,202           8.80%   $23,604     9.77%

Risk Adjusted Assets             $252,433                  $241,561













                                 Leverage Ratio
                             (Dollars in Thousands)
                                   (Unaudited)

                                    Pacific Capital Bancorp
                            March 31, 1996           December 31, 1995
                          Amount       Ratio         Amount        Ratio

Tier 1 Capital to Average
     Total Assets        $43,396    11.96%           $42,976    12.00%

Minimum Leverage        $10,889 to  3.00% to       $10,747 to   3.00% to
     Requirement         $18,148     5.00%           $17,912     5.00%

Excess                  $25,248 to  6.96% to       $25,064 to   7.00% to
                         $32,507     8.96%           $32,229     9.00%

Average Total Assets            $362,954                   $358,232

                           First National Bank of Central California
                            March 31, 1996           December 31, 1995
                          Amount       Ratio         Amount        Ratio

Tier 1 Capital to Average
     Total Assets        $40,022    11.10%           $40,532    11.38%

Minimum Leverage        $10,813 to  3.00% to       $10,685 to   3.00% to
     Requirement         $18,022     5.00%           $17,809     5.00%

Excess                  $22,000 to  6.10% to       $22,723 to   6.38% to
                         $29,209     8.10%           $29,847     8.38%

Average Total Assets            $360,444                   $356,173

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

               None


                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date __ May 6, 1996_____                /S/    D. Vernon Horton
                                        D. Vernon Horton
                                        Chief Executive Officer





Date __ May 6, 1996_______              /S/    Dennis A. DeCius
                                        Dennis A. DeCius
                                        Executive Vice President
                                        Chief Financial Officer