Form 10-Q
period 1996-06-30
PACIFIC CAPITAL BANCORP
filed 1996-07-26
CIK 731805

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC. 20549


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                                    OR
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

                                            Outstanding at
     Class                                  July 24, 1996

     Common stock, no par value            2,607,438 Shares

This report contains a total of 18 pages.


                      PART I - FINANCIAL INFORMATION

ITEM 1                                                  PAGE

PACIFIC CAPITAL BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                           3

     CONSOLIDATED STATEMENTS OF INCOME                   4-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS                 6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            7


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                   8 - 16



                        PART II - OTHER INFORMATION

ITEM 6

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       17

EXHIBITS AND REPORTS ON FORM 8-K                          17

SIGNATURES                                                18

                      PART I - FINANCIAL INFORMATION
                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                   June 30,      December
                                                                   31,
Assets                                               1996          1995

Cash and due from banks                                $24,044      $24,891
Federal funds sold and other short term                 32,923       17,007
investments
      Total cash and equivalents                        56,967       41,898
Investment securities:
   Available-for-sale securities, at fair value         72,593       75,896
   Held-to-maturity securities, at amortized
cost
     (fair value of $6,063 and $8,662,                   6,079        8,596
respectively)

Loans available for sale at cost, which                  4,538        3,876
approximates market
Loans:
   Commercial                                           59,216       49,862
   Consumer                                             13,019       12,108
   Real estate - mortgage                              134,207      126,048
   Real estate - construction                           16,690       17,071
   Bankers' acceptances & commercial paper                 528            -
   Other                                                12,961        6,501
   Less deferred loan fees                               (249)        (246)
      Total loans                                      236,372      211,344
   Less allowance for possible loan losses             (2,343)      (2,397)
      Net loans                                        234,029      208,947

Premises and equipment, net                              8,837        7,523
Accrued interest receivable and other, net               8,002        6,843

Total assets                                          $391,045     $353,579

Liabilities and shareholders' equity

Deposits:
   Demand, non-interest bearing                        $72,257      $71,988
   Demand, interest bearing                             58,350       56,527
   Savings and money market                            105,999       97,087
   Time certificates                                   108,065       82,217
      Total deposits                                   344,671      307,819

Accrued interest payable and other liabilities           2,401        2,784

Total liabilities                                      347,072      310,603

Shareholders' equity:
Preferred stock; 20,000,000 shares authorized                -            -
and unissued
Common stock, no par value; 20,000,000 shares
authorized;
   2,600,863 and 2,603,839 shares issued and
outstanding at
   June 30, 1996 and at December 31, 1995,              31,179       31,235
respectively
Retained earnings                                       13,413       11,435
Net unrealized (losses) gains on available-for-          (619)          306
sale securities

Total shareholders' equity                              43,973       42,976

Total liabilities and shareholders' equity            $391,045     $353,579
See accompanying notes to consolidated financial statements
                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                 Six months    Six months
                                                   ended          ended
                                                  June 30,      June 30,
                                                    1996          1995
Interest income:
   Interest and fees on loans                        $10,857        $10,245
   Interest on investment securities                   2,336          1,745
   Interest on federal funds sold & short-term           671            459
investments
     Total interest income                            13,864         12,449
Interest expense:
   Demand, interest bearing                              279            277
   Savings                                             1,375          1,376
   Time certificates                                   2,606          1,439
     Total interest expense                            4,260          3,092
     Net interest income                               9,604          9,357
 Provision for possible loan losses                        -              -
Net interest income after provision for                9,604          9,357
possible loan losses

Other income:
   Service charges                                       706            723
   Gain on sale of loans                                  15             16
   Mortgage banking fees                                 101             55
   Net gain (loss) on securities transactions             15           (14)
   Other                                                 203            172
     Total other income                                1,040            952

Other expenses:
   Salaries and benefits                               3,540          3,207
   Occupancy                                             716            655
   Equipment                                             532            491
   Advertising and promotion                             226            192
   Stationary and supplies                               151            154
   Legal and professional fees                           268            278
   Regulatory assessments                                 44            374
   Other operating                                       677            694
     Total other expenses                              6,154          6,045

Earnings before income taxes                           4,489          4,264

Income taxes                                           1,731          1,652

Net income                                            $2,759         $2,612

Net income per share                                   $1.01          $0.97


Weighted average shares outstanding                2,738,616      2,683,094
See accompanying notes to consolidated financial statements






                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                Three months  Three months
                                                   ended          ended
                                                  June 30,      June 30,
                                                    1996          1995
Interest income:
   Interest and fees on loans                         $5,544         $5,225
   Interest on investment securities                   1,158            818
   Interest on federal funds sold                        302            284
     Total interest income                             7,004          6,327
Interest expense:
   Demand, interest bearing                              142            139
   Savings                                               695            669
   Time certificates                                   1,344            823
     Total interest expense                            2,181          1,631
     Net interest income                               4,823          4,696
 Provision for possible loan losses                        -              -
Net interest income after provision for                4,823          4,696
possible loan losses

Other income:
   Service charges                                       364            371
   Gain on sale of loans                                   6             13
   Mortgage banking fees                                  54             36
   Net gain (loss) on securities transactions              3            (3)
   Other                                                 105             84
     Total other income                                  532            501

Other expenses:
   Salaries and benefits                               1,748          1,603
   Occupancy                                             352            336
   Equipment                                             277            251
   Advertising and promotion                             115             94
   Stationary and supplies                                79             77
   Legal and professional fees                           139            143
   Regulatory assessments                                 22            186
   Other operating                                       334            326
     Total other expenses                              3,066          3,016

Earnings before income taxes                           2,289          2,181

Income taxes                                             874            853

Net income                                            $1,415         $1,328

Net income per share                                   $0.52          $0.50


Weighted average shares outstanding                2,742,734      2,682,222
See accompanying notes to consolidated financial statements






                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six months Ended June 30, 1996 and June 30, 1995
                                (UNAUDITED)
                              (IN THOUSANDS)

                                                    June 30,       June 30,
                                                        1996           1995

Cash flows from operating activities:
Net income                                            $2,759         $2,612
Adjustments to reconcile net income to net
cash provided by
     operating activities:
   Depreciation and amortization                         455            267
   Provision for possible loan losses                      -              -
   (Gain) loss on sale of investment                    (15)             14
securities, net
   Net originations of loans held for sale             (662)          (997)
   Gain on sale of loans                                (15)           (16)
   Deferral of loan origination fees                    (23)              -
   Change in accrued interest receivable and         (2,084)            912
other assets
   Change in accrued interest payable and              (369)            382
other liabilities
Net cash provided by  operating activities                46          3,174

Investing activities:
   Net change in loans                              (25,059)        (1,484)
   Maturities of investment securities                 2,845          7,014
   Purchases of investment securities               (22,705)       (17,441)
   Proceeds from sale of available-for-sale           25,695         20,842
securities
   Capital expenditures, net                         (1,769)          (464)
Net cash (used in) provided by investing            (20,993)          8,467
activities

Financing activities:
   Net increase (decrease) in deposits                36,852        (9,346)
   Cash paid for retirement of stock                    (60)           (98)
   Proceeds from exercise of options                       4            157
   Cash paid for dividends                             (780)          (619)
Net cash provided by (used in) financing              36,016        (9,906)
activities

Net increase (decrease) in cash and                   15,069          1,735
equivalents
Cash and equivalents beginning of period              41,898         42,262
Cash and equivalents at end of period                $56,967        $43,997

Supplemental disclosures of cash flow
information:
    Cash paid during the period
     Interest                                          4,864          3,378
     Income taxes                                      1,658          1,550

See accompanying notes to consolidated financial statements











                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 -  Basis of Presentation

In the opinion   of  the  Company,  the  unaudited  consolidated  financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at June 30, 1996 and December 31, 1995, the results of its operations and the statements of cash flows for the periods ended June 30, 1996 and 1995.

Certain information   and  footnote  disclosures  normally   presented   in
          financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year ending December 31, 1996.


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

Note 3 -  Loans to Directors

In the ordinary course of business, the Company has made loans to directors of the Company which at June 30, 1996 amounted to approximately $5,334,000.

Note 4 -  Commitments

          The  Company  had  outstanding  standby  letters  of  credit   of
          approximately $2,353,000 at June 30, 1996.

Note 5 -  Net Income Per Share and Dividends

Net income  per   share  is computed using the weighted average  number  of
          shares of common and common equivalent shares outstanding (as adjusted retroactively to reflect the 5% stock dividend paid on December 1, 1995). On January 23, 1996 and April 23, 1996, the
          Company  declared       $  0.15  per  share  cash  dividends   to
          shareholders of record on March 15, 1996 and June 14, 1996, payable on March 29, 1996 and June 28, 1996, respectively.

Note 6 -  Taxes

As of June  30, 1996, the Company has a deferred tax asset of approximately
          $2,185,000. The asset results primarily from the provisions for possible loan losses and depreciation of premises and equipment, which are recognized in the financial statements but are not yet deductible for income tax reporting purposes. Management of the Company believes that the net deferred tax asset is fully realizable through sufficient taxable income within carryback periods and current year taxable income.


                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview of Changes in the Financial Statements

     As used herein, the term Company shall mean the Company or the Bank as the context requires. Net income for the six months ended June 30, 1996 was $2,759,000 or $1.01 per share compared to $2,612,000 or $0.97 per share during the same period in 1995. This 5.6% increase in net income is due mainly to a $247,000 increase in net interest income combined with a $330,000 decrease in the Company's FDIC Assessment. These items were partially offset by a $333,000 increase in salaries and benefits. The increase in net interest income is due to growth in average total loans of $24,084,000 partially offset an increase in average interest bearing deposits of $37,008.000 as compared to the same 1995 period. The Company's FDIC Premium has been reduced to an annual amount of $2,000 due to the recapitalization of the Bank Insurance Fund which occurred in May of 1995.

      Outstanding  loans  were $236,372,000 at June 30,  1996  compared  to
$211,344,000  at December 31, 1995, a $25,028,000 or 11.8%  increase.   The
increase in outstanding loans from December 31, 1995 to June 30, 1996 resulted primarily from an increase in commercial loans of $9,354,000, an increase in real estate mortgage loans of $8,159,000 and an increase in tax-exempt municipal leases of $5,850,000.

      Federal Funds Sold and Investment Securities at June 30, 1996 were $111,595,000, a $10,096,000 or 9.9% increase from December 31, 1995. This was primarily due to the increase in total deposits which resulted in an increase in cash invested in Federal Funds.

      The Company's total deposits at June 30, 1996 were $344,671,000 compared to $307,819,000 at December 31, 1995, a $36,852,000 or 12.0%
increase. Non-interest bearing demand deposits increased $269,000, interest bearing demand deposits increased $1,823,000 and savings and money market deposit accounts increased $8,912,000 in the first six months of 1996. Certificates of deposit increased by $25,848,000 or 31.4% during the first six months of 1996. Management believes that the growth in deposits is a result of the recent strength in the tourism and agribusiness industries within the local economies in which the Company operates. The loan to deposit ratio at June 30, 1996 was 68.6% and is the same as the ratio at December 31, 1995. The Company's total assets as of June 30, 1996 increased 10.6% compared to year end 1995.


Loans

     Outstanding total loans averaged $225,678,000 for the six months ended June 30, 1996 compared to $201,594,000 for the same period in 1995, an increase of $24,084,000, or 11.9%. This increase in loans is due to increased loan demand from qualified borrowers and reflects the strength of the economy in most of the primary markets which the Company serves. The Company lends primarily to small and medium sized businesses within its markets, which are comprised principally of the Salinas, Watsonville, Monterey and Carmel areas. A majority of the Company's loan portfolio consists of loans secured by commercial, industrial and residential real estate.


Quality of Loans

      The Company follows the policy of discontinuing the accrual of interest income and reversing any accrued and unpaid interest when the payment of principal or interest is 90 days past due unless the loan is both well-secured and in the process of collection.

      The composition of non-performing loans as of June 30, 1996, December 31, 1995, and June 30, 1995 is summarized in the following table.

                            Nonperforming Loans
                          (Dollars in Thousands)

                         June  30,      December 31,     June  30,
                            1996            1995            1995
Accruing loans
past due 90 days
or more
   Commercial            $    30          $    0          $    0
   Consumer                    0               1               0
   Real Estate                 0             140               0
Total                       $ 30            $141          $    0

Nonaccrual loans
   Commercial                630             110             424
   Consumer                  135             136             135
   Real Estate               215             747           1,284
Total                       $980            $993          $1,843

Total Nonperforming
Loans                     $1,010          $1,134          $1,843

Nonperforming Loans
To Total Loans              0.43%           0.54%         0.91%

Allowance For Possible
Loan Losses To Total
Non Performing Loans      231.98%         211.38%         128.00%

      The Company does not expect to sustain losses from any of the Non-Performing Loans in excess of that specifically provided for in the allowance for possible loan losses. Currently, the Company's level of non-performing loans to total loans is well below that of peer banks.

      In addition to the above, the Company holds six Other Real Estate Owned (OREO) properties, which aggregate $1,150,000. In all cases, the amount recorded represented the lesser of the loan balance or current fair value obtained from a current appraisal less anticipated selling costs; therefore, any identified loss has already been recognized.

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

      The provision for possible loan losses charged against operations is based upon the actual net loan losses incurred plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. The Company evaluates the adequacy of its allowance for possible loan losses on a quarterly basis. For the last several years, the Company has also contracted with an independent loan review consulting firm to evaluate overall credit quality and the adequacy of the allowance for possible loan losses. Both internal and external evaluations take into account the following: specific loan conditions as determined by management; the historical relationship between charge-offs and the level of the allowance; the estimated future loss in all significant loans; known deterioration in concentrations of credit, certain classes of loans or pledged collateral; historical loss experience based on volume and types of loans; the results of any independent review or evaluation of the loan portfolio quality conducted by or at the direction of Company management or by bank regulatory agencies; trends in portfolio volume, maturity and composition; off-balance sheet credit risk; volume and trends in delinquencies and nonaccruals; lending policies and procedures including those for charge-off, collection and recovery; national and local economic conditions and their effects on specific local industries; and the experience, ability and depth of lending management and staff. These factors are essentially judgmental and may not be reduced to a mathematical formula.

      The Company closely monitors the local markets in which it conducts its lending activities. The overall increase in loan demand from qualified borrowers during the past year is indicative of the strength in the local economic climate.

      The table set forth below summarizes the actual loan losses and provision for possible losses for the periods ended June 30, 1996, December 31, 1995, and June 30, 1995.

                       Charge-Off/Recovery Activity
                          (Dollars in Thousands)

                         Six months         Year         Six months
                           Ended           Ended           Ended
                       June 30, 1996  December 31,1995 June 30, 1995

Total Loans Outstanding  $236,372        $211,344        $202,185

Average Net Loans        $225,678        $201,360        $201,594

Allowance Balance
Beginning Of Period        2,397           2,438           2,507

  Charge-Offs By Loan Category
    Commercial               46             129              53
    Consumer                 53              61              40
    Real Estate               0             131              17
    Other                     0               0               0
    Total                 $  99          $  321         $   110

  Recoveries By Loan Category
    Commercial                3              58              67
    Consumer                 27              38              19
    Real Estate              15              49               8
    Other                     0               0               0
    Total                $   45          $  145            $ 94

Net Charge-Offs            $  54          $  176           $  16

Provision Charged
To Expense                    $0            $135              $0

Allowance Balance
End Of Period            $ 2,343         $ 2,397         $ 2,491

Allowance For Possible
Loan Losses
To Total Loans              0.99%           1.13%           1.33%

Annualized Net Charge-
Offs To Average Loans       0.05%           0.09%           0.02%

      The Company did not provide an additional provision to the allowance for possible loan losses for the six months ended June 30, 1996, or June 30, 1995, primarily due to the Company's recognition of the strength of the local economy, resulting in a lower level of classified loans and the reduced potential of future charge-offs.

      The provision for possible loan losses charged against earnings is based upon an analysis of the actual migration of loans to losses plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $2,343,000 or .99% of total loans was adequate as of June 30, 1996.

Results of Operations
                      Six months Ended June 30, 1996
                               Compared with
                      Six months Ended June 30, 1995

     Net income of $2,759,000 for the six months ended June 30, 1996 increased by $147,000 or 5.6% as compared to the same 1995 period. The increase in net income for the period was due primarily to an increase in net interest income of $247,000 as well as a decrease in FDIC assessments of $330,000 offset by an increase in salaries and benefits of $333,000. The increase in net interest income is due to growth in average total loans of $24,084,000 partially offset by an increase in average interest bearing deposits of $37,008,000 compared to the same 1995 period.

     The average balance of interest earning assets during the six months ended June 30, 1996 was $332,513,000, a $41,210,000 or 14.1% increase over the comparable 1995 period. The Company's average yield on earning assets for the six months ended June 30, 1996 decreased to 8.4% compared to 8.5% during the comparable period in 1995. Total interest income increased $1,415,000 or 11.4% for the six months ended June 30, 1996 compared to the same 1995 period due to an increase in average interest earning assets of $41,210,000.

     Average deposits for the Company for the six months ended June 30, 1996 were $323,372,000, a $31,844,000 or 11.2% increase compared to the period ended June 30, 1995. The Company's average cost of funds for the six months ended June 30, 1996 was 3.4% which yielded a net interest margin of 5.8%. This compares to an average cost of funds of 2.8% and a net interest margin of 6.4% for the comparable 1995 period. Interest expense of $4,260,000 for the six months ended June 30, 1996 was $1,168,000 or 37.8% over the comparable 1995 period due to an increase in average interest bearing deposits of $37,008,000 and an increase in the average rate paid on deposits of 0.6%. Net interest income for the six months ended June 30, 1996 increased $247,000 or 2.6% and resulted from the increase of $1,415,000 in total interest income and an increase of $1,168,000 in total interest expense.

     The Company did not make any additional provisions to the allowance for possible loan loss for the six months ended June 30, 1996 or for the same period in 1995. The analysis of the loan portfolio completed by the Company indicates that the current allowance for loan losses is adequate based on the Company's calculated provision requirements.

     Total loans charged-off net of recoveries for the six months ended June 30, 1996 amounted to $54,000 compared to $16,000 net of recoveries for the same period in 1995. Annualized net loan charge-offs as a percentage of average loans for the six months ended June 30, 1996 was 0.05% compared to 0.02% for the six months ended June 30, 1995 and .09% for the year ended December 31, 1995.

     Total other income was $1,040,000 for the six months ended June 30, 1996, a $88,000 or 9.2% increase compared to the same period of 1995. Mortgage banking fees increased $46,000 from the six months ended June 30, 1995 due to higher levels of mortgage refinancings compared to 1995. Net gains on securities transactions was $15,000 compared to a net loss of $14,000 for the six months ended June 30, 1995. Other variances include service charges which decreased by $17,000 from the first six months of 1995 and other income which increased by $31,000 over 1995.

     Salaries and benefits expense for the six months ended June 30, 1996 was $3,540,000, a $333,000 or 10.4% increase over the comparable 1995 period. This variance resulted primarily from normal salary increases, an increase in health insurance premiums, and an increase in the Company's contributions to the Bonus and Employee Stock Ownership Program. The
Company employed 161 full time equivalent employees at June 30, 1996 compared to 165 full time equivalent employees at December 31, 1995 and 155 full time equivalent employees at June 30, 1995.

     Total other expenses, excluding salaries and benefits, for the six months ended June 30, 1996, was $2,614,000, a $224,000 or 7.9% decrease from the comparable 1995 period. This decrease was the result of the decrease in the Company's FDIC Assessment of $330,000 compared to the same period in 1995. In addition, occupancy expense increased by $61,000 due to normal rental rate increases and the use of temporary facilities for the Company's Salinas branch while remodeling takes place on the Salinas Main Branch. Other variances include equipment expense which increased $41,000 and other expense which decreased by $17,000.

     Applicable income taxes of $1,731,000 for the six months ended June 30, 1996 were $147,000, or 5.6% more than the comparable 1995 period. The Company's effective tax rate for the six months ended June 30, 1996 was 38.6% compared to 38.7% for the same period in 1995.

Results of Operations
                     Three Months Ended June 30, 1996
                               Compared with
                     Three Months Ended June 30, 1995

     Net income of $1,415,000 for the three months ended June 30, 1996 increased by $87,000 or 6.5% as compared to the same 1995 period. The increase in net income for the period was due primarily to an increase in net interest income of $127,000 coupled with a decrease in FDIC premiums of $164,000 and partially offset by an increase in salaries and benefits of $145,000. Other income increased for the three months ended June 30, 1996 by $31,000 over the second quarter of 1995.

     The average balance of interest earning assets during the three months ended June 30, 1996 was $338,244,000, a $59,394,000 increase over the comparable 1995 period. The Company's average yield on earning assets for the three months ended June 30, 1996 decreased to 8.3% compared to 9.1% during the comparable period in 1995. The decrease in average yields is due to a decrease in rates paid on adjustable rate loans within the loan portfolio due to rate decreases in the Prime Rate over the latter part of 1995. Total interest income increased $677,000 or 10.7% for the three months ended June 30, 1996 compared to the same 1995 period due to an increase in average interest earning assets.

     Average deposits for the Company for the three month period ended June 30, 1996 were $330,781,000, a $48,590,000 or 17.2% increase compared to the three months ended June 30, 1995. The Company's average cost of funds for the three months ended June 30, 1996 was 3.3% which yielded a net interest margin of 5.7%. This compares to an average cost of funds of 3.0% and a net interest margin of 6.7% for the same period in 1995. Interest expense of $2,181,000 for the three months ended June 30, 1996 was $550,000 or 33.7% over the comparable 1995 period due to an increase in average interest bearing deposits of $45,330,000 and an increase in the average rate paid on deposits of 0.3%. Net interest income for the three month period ended June 30, 1996 increased $127,000 or 2.7% and resulted from the increase of $677,000 in total interest income and an increase of $550,000 in total interest expense.

     Total loan charge-offs net of recoveries for the three months ended June 30, 1996 amounted to $32,000, compared to ($33,000) of net recoveries for the same period in 1995. Annualized net loan charge-offs as a percentage of average loans for the three months ended June 30, 1996 was 0.05% compared to (0.07)% for the three months ended June 30, 1995.

     Total other income was $532,000 for the three months ended June 30, 1996, a $31,000 or 6.2% increase compared to the same period of 1995.
Mortgage banking fees increased by $18,000 or 50.0% during the second quarter of 1996 compared to the same period in 1995. Other variances include other income which increased to $105,000 compared to $84,000, and service charge income which decreased by $7,000 or 1.9% during the second quarter of 1996 compared to the same quarter in 1995.

     Salaries and benefits expense for the three months ended June 30, 1996 was $1,748,000, a $145,000 or 9.1% increase over the comparable 1995 period, and resulted primarily from normal salary increases, an increase in group insurance premiums, and an increase in the Company's contributions to the Bonus and Employee Stock Ownership Program. The Company employed 161 full time equivalent employees at June 30, 1996 compared to 165 full time equivalent employees at December 31, 1995 and 155 full time equivalent employees at June 30, 1995.

     Total other expenses, excluding salaries and benefits, for the three months ended June 30, 1996, was $1,350,000, a $63,000 or 4.5% decrease from the comparable 1995 period. The decreases resulted from a decrease in FDIC premiums of $164,000 partially offset by an increase in equipment expense of $26,000, and increase in advertising and promotion of $21,000, and an increase in occupancy expense of $16,000.

     Applicable income taxes of $874,000 for the three months ended June 30, 1996 were $21,000, or 2.5% more than the comparable 1995 period. The Company's effective tax rate for the three months ended June 30, 1995 was 38.2% compared to 39.1% for the same period in 1995.

Liquidity Management

       Liquidity represents the ability of the Company to meet the requirements of customer borrowing needs as well as fluctuations in deposit flows.

      Core deposits, which include demand, savings and interest bearing demand accounts, money market accounts and time deposits of less than $100,000, provide a relatively stable funding base. Core deposits averaged $168,172,000 or 45.7% of average total assets during the six months ended June 30, 1996, as compared to $158,213,000 or 46.6% of average total assets for the fiscal year ended December 31, 1995. At June 30, 1996 core deposits were $173,410,000 or 44.3% of total assets, compared to $164,574,000 or 46.5% of total assets at year end 1995.

      The Company's principal sources of asset liquidity are cash and cash due from banks, time deposits with other financial institutions, Federal Funds sold, short term investments, and available-for-sale investment securities. At June 30, 1996 these sources represented $129,560,000 or 37.6% of total deposits compared to $117,794,000 or 38.3% at year end 1995. This increase in liquid assets for the six months ended June 30, 1996 resulted primarily from an increase in Federal Funds sold and short term investments.

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

      The following tables show the Company's and the Bank's risk-based and leverage capital ratios as of June 30, 1996 and December 31, 1995. As indicated in these tables, the Company's and the Bank's capital ratios significantly exceeded the minimum capital levels required by current federal regulations. Management believes that the Company and the Bank will continue to meet their respective minimum capital requirements in the foreseeable future.

                         Risk Based Capital Ratio
                          (Dollars in Thousands)
                                (Unaudited)

                                   Pacific Capital Bancorp
                            June 30, 1996           December 31, 1995
                           Amount       Ratio        Amount       Ratio

Tier 1 Capital             $43,973   15.79%          $42,976    17.60%

Tier 1 Capital Minimum
     Requirement            11,140     4.00%           9,765     4.00%

Excess                     $32,833    11.79%         $33,211    13.60%

Total Capital              $46,316    16.63%         $45,373    18.59%

Total Capital Minimum
     Requirement            22,280     8.00%          19,529     8.00%

Excess                     $24,036     8.63%         $25,844    10.59%

Risk Adjusted Assets             $278,506                  $244,114


                          First National Bank of Central California
                            June 30, 1996           December 31, 1995
                           Amount       Ratio        Amount       Ratio

Tier 1 Capital             $40,019   14.57%          $40,532    16.78%

Tier 1 Capital Minimum
     Requirement            10,984     4.00%           9,662     4.00%

Excess                     $29,035    10.57%         $30,870    12.78%

Total Capital              $42,362    15.43%         $42,929    17.77%

Total Capital Minimum
     Requirement            21,969     8.00%          19,325     8.00%

Excess                     $20,393     7.43%         $23,604     9.77%

Risk Adjusted Assets             $274,609                  $241,561







                              Leverage Ratio
                          (Dollars in Thousands)
                                (Unaudited)

                                    Pacific Capital Bancorp
                            June 30, 1996            December 31, 1995
                          Amount       Ratio         Amount        Ratio

Tier 1 Capital to Average
     Total Assets        $43,973    11.65%           $42,976    12.00%

Minimum Leverage        $11,325 to  3.00% to       $10,747 to   3.00% to
     Requirement         $18,876     5.00%           $17,912     5.00%

Excess                  $25,097 to  6.65% to       $25,064 to   7.00% to
                         $32,648     8.65%           $32,229     9.00%

Average Total Assets            $377,510                   $358,232

                           First National Bank of Central California
                            June 30, 1996            December 31, 1995
                          Amount       Ratio         Amount        Ratio

Tier 1 Capital to Average
     Total Assets        $40,019    10.69%           $40,532    11.38%

Minimum Leverage        $11,236 to  3.00% to       $10,685 to   3.00% to
     Requirement         $18,726     5.00%           $17,809     5.00%

Excess                  $21,293 to  5.69% to       $22,723 to   6.38% to
                         $28,783     7.69%           $29,847     8.38%

Average Total Assets            $374,519                   $356,173

      Federal banking laws impose restrictions upon the amount of dividends the Bank may declare to the Company. Federal laws also impose restrictions upon the amount of loans or advances that the Bank may extend to the Company. In management's opinion, these do not affect the ability of the Company to meet its cash obligations.


                       PART II -- OTHER INFORMATION



Item 4.   Submission of matters to a Vote of Security Holders

          (a) The Company's Annual Meeting of Shareholders was held on May 23, 1996.

          (b)  Not required

          (c)  At the Annual Meeting the shareholders voted to:

               (i)       Elect Directors of the Company;


                                     Votes Cast for          Votes
                                           Election       Withheld
Charles E. Bancroft                       1,765,433          4,282
Gene DiCicco                              1,765,502          4,213
Lewis L. Fenton                           1,765,433          4,282
Gerald T. Fry                             1,765,631          4,084
James L. Gattis                           1,765,433          4,282
Stanley R. Haynes                         1,765,433          4,282
D. Vernon Horton                          1,765,631          4,084
Hubert W. Hudson                          1,765,502          4,213
William J. Keller                         1,765,433          4,282
Clayton C. Larson                         1,765,631          4,084
William S. McAfee                         1,760,359          9,356
William H. Pope                           1,765,631          4,084
William K. Sambrailo                      1,765,502          4,213
Robert B. Sheppard                        1,765,433          4,282
Clyn Smith, Jr.                           1,765,433          4,282

               (ii) Ratify the appointment of KPMG Peat Marwick LLP as independent public accountants for the 1996 fiscal year;

For                    1,760,199
Against                    1,637
Abstain                    7,879

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None


                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date __ July 23, 1996_____              /S/    D. Vernon Horton
                                        D. Vernon Horton
                                        Chief Executive Officer





Date __ July 23, 1996_______            /S/    Dennis A. DeCius
                                        Dennis A. DeCius
                                        Executive Vice President
                                        Chief Financial Officer