Form 10-K/A
period 1995-12-31
PACIFIC CAPITAL BANCORP
filed 1996-08-08
CIK 731805

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended:  December 31, 1995

                                       or

[   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________

                         Commission File Number: 0-13528

                             PACIFIC CAPITAL BANCORP
    ------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

               California                                  77-0003875
    ------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    307 Main Street, Salinas, California                     93901
    ------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code: (408) 757-4900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____
                                      ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Aggregate market value of Common Stock held by nonaffiliates of Pacific Capita Bancorp at March 1, 1996: $53,050,518 Number of shares of Common Stock outstanding at March 1, 1996: 2,600,588

Documents Incorporated by Reference:

Not Applicable



                                     THIS REPORT INCLUDES A TOTAL OF _15__ PAGES

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The following table sets forth certain information with respect to those persons nominated by the Board of Directors for election as directors, as well as all directors and executive officers of the Company as a group. All of the shares shown in the following table are owned both of record and beneficially, and the person named possesses sole voting power, except as otherwise indicated in the notes to the table.

                                                                                                   Shares Beneficially
                                                                                                       Owned As of
                                                                                                     March 15, 1996(1)
                                                                                            -------------------------------
                           Positions and Offices Held                   Director of the                          Percent of
Nominee            Age     With the Company and the Bank                Company Since           Amount             Class
- -------            ---     -----------------------------                -------------       --------------     ---------

Charles E.          70     Director of the Company                           1983            24,665(2)               .94%
  Bancroft                 and the Bank

Gene                54     Director of the Company                           1990            26,559(2)(3)           1.01%
  DiCicco                  and the Bank

Lewis L.            70     Director of the Company                           1983            32,447(2)(4)           1.28%
  Fenton                   and the Bank

Gerald T.           67     Director of the Company                           1983            22,834(2)               .87%
  Fry                      and the Bank

James L.            58     Secretary and Director of                         1983            30,134(2)              1.15%
  Gattis                   the Company and Bank

Stanley R.          56     Chairman of the Board of Directors of             1983            38,222(2)(5)           1.46%
  Haynes                   the Company and the Bank

D. Vernon           56     Chief Executive Officer and                       1983            69,302(6)              2.65%
  Horton                   Director of the Company;
                           President, Chief Executive Officer
                           and Director of the Bank

Hubert W.           69     Director of the Company                           1990            37,961(2)              1.45%
  Hudson                   and the Bank

William J.          63     Director of the Company                           1983            31,419(2)(7)           1.20%
  Keller                   and the Bank

Clayton C.          49     President and                                     1983            76,758(8)              2.93%
  Larson                   Director of the Company;
                           Executive Vice President,
                           Chief Administrative Officer
                           and Director of the Bank

William S.          62     Vice Chairman of the Board of                     1983            50,697(2)(9)           1.94%
  McAfee                   Directors of the Company and the Bank

William H.          68     Director of the Company                           1983            33,872(2)(10)          1.29%
  Pope                     and the Bank

                                                                                                   Shares Beneficially
                                                                                                        Owned As of
                                                                                                      March 15, 1996(1)
                                                                                             ------------------------------
                           Positions and Offices Held                   Director of the                          Percent of
Nominee            Age     With the Company and the Bank                Company Since           Amount             Class
- -------            ---     -----------------------------                -------------        ------------      ---------

William K.          69     Director of the Company                           1990           43,531(2)(11)          1.66%
  Sambrailo                and the Bank


Robert B.           73     Director of the Company                           1983           41,247(2)              1.58%
  Sheppard                 and the Bank

Clyn                76     Director of the Company                           1984           48,945(2)(12)          1.87%
  Smith, Jr.               and the Bank

All directors and executive officers of the
Company as a group (17 in number)                                                          635,754(13)            22.08%

- ---------
(1) Adjusted to reflect a 5% stock dividend paid to shareholders of record as of December 1, 1995.

(2) Includes 6,379 shares subject to presently exercisable options granted under the Company's 1992 Directors' Stock Option Plan and 11,025 shares issuable upon exercise of options granted under the Company's 1994 Stock Option Plan.

(3) Includes 6,627 shares subject to presently exercisable options granted under the Company's 1984 Stock Option Plan and 2,528 shares held by DiCicco Centers, a partnership in which Mr. DiCicco is a general partner.

(4) Includes 5,422 shares held by Wells Fargo Bank, Trustee of th Lewis L. Fenton Managed Individual Retirement Account.

(5) Includes 12,810 shares held by Stanley Haynes, trustee of the Stanley Haynes Family Revocable Inter Vivos Trust dated 9/13/91, 3,478 shares held by Cinderella Showcase, Inc., a corporation controlled by Mr. Haynes, 2,231 shares held in an IRA, 438 shares held by Mr. Haynes and his daughter as Joint Tenants, and 1,861 shares held by Mr. Haynes' wife.

(6) Includes 18,231 shares subject to presently exercisable options granted under the Company's 1984 Stock Option Plan and 5,909 shares allocated as of December 31, 1995, to Mr. Horton's account pursuant to the Company's Employee Stock Ownership Plan, 1,930 shares held in an IRA, and 612 shares held by the 1987 First National Bank of Central California Irrevocable Nonqualified Deferred Compensation Trust, FBO D. Vernon Horton.

(7) Represents 7,173 shares held in an IRA and 6,842 shares held by William James Keller and Clara Downs Keller, Trustees of the 1986 Keller Revocable Trust U/D/T dated 9/9/86 F/B/O William James Keller and Clara Downs Keller.

(8) Includes 18,231 shares subject to presently exercisable options granted under the Company's 1984 Stock Option Plan and 5,799 shares allocated as of December 31, 1995, to Mr. Larson's account pursuant to the Company's Employee Stock Ownership Plan, 6,616 shares held in an IRA, and 4,544 shares held in the 1987 First National Bank of Central California Irrevocable Nonqualified Deferred Compensation Trust, FBO Clayton C. Larson. Also includes 61 shares held for Derek Larson and 59 shares each held for Jamie Larson and Jill Larson, by Sharon Larson under the California Uniform Gift to Minors Act and 578 shares held by Mrs. Larson in an IRA.


(9) Represents 27,276 shares held by the William S. McAfee, MD, Inc., TR Revised Profit Sharing Plan over which Dr. McAfee exercises sole voting and investment control and 1,471 held by a defined benefit plan of which Dr. McAfee's wife is trustee.

(10) Includes 12,821 shares held by W. H. Pope, Inc., as to which Mr Pope exercises sole voting and investment control and 988 shares held in an IRA.

(11) Represents 9,819 shares held by the Charles Sambrailo Paper Company Profit Sharing Plan over which Mr. Sambrailo exercises voting and investment control, 129 shares held by Mr. Sambrailo and Clarence J. Ferrari, Jr., Co-Trustees of the Charles P. Sambrailo, Jr., QTIP Trust UTA dated 10/1/76, as amended and 16,179 shares held by William K. Sambrailo TR, or his successor trustee under Revocable Trust Agreement dtd 9/1/89, as amended, FBO William K. Sambrailo.

(12) Includes 1,027 shares owned by Dr. Smith's wife and 30,514 shares held by Clyn Smith, Jr., Trustee of the Clyn Smith, Jr., Living Trust 6/3/82.

(13) Includes 48,558 shares subject to presently exercisable options granted under the Company's 1984 Stock Option Plan, 82,927 shares subject to presently exercisable options granted under the 1991 Director's Stock Option Plan and 146,475 shares subject to presently exercisable options granted under the 1994 Stock Option Plan. Also includes 18,059 shares allocated under the Company's Employee Stock Ownership Plan.

                               EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers(1) of the Company:

                                                                       Executive
                                                                       Officer
        Name            Age   Positions Held With the Company          Since
        ----            ---   -------------------------------          -----
  D. Vernon Horton      56    Chief Executive Officer and Director      1983

  Clayton C. Larson     49    President and Director                    1983

  Dennis A. DeCius      56    Executive Vice President and              1983
                              Chief Financial Officer

  Dale R. Diederick     46    Senior Vice President/                    1993
                              Loan Administration

                The following information with respect to the principal occupation or employment of each Director and executive officer, the principal business of the corporation or other organization in which such occupation or employment is carried on, and in regard to other affiliations and business experience during the past five (5) years, has been furnished to the Company by the respective nominees for director and by executive officers. Except for the Company's wholly-owned banking subsidiary, the Bank, and Pacific Capital Services Corporation (an inactive subsidiary of the Company), none of the corporations or organizations discussed on the following pages is an affiliate of the Company.

                CHARLES E. BANCROFT is a Director, President and CEO of Sequoia Insurance Company, a California domicile property and casualty insurance company. He also serves as President of the Coalition of Independent Casualty Companies of America (CICCA). He was formerly Director and Officer for Pace America, from which he resigned in August 1994. Until June 30, 1986, Mr. Bancroft

- ----------------------------
(1) As used throughout this Proxy Statement, the term "executive officer" means the president, any vice president in charge of a principal business unit, division or function, any other officer or person who performs a policy making function for the Company, and any executive officer of any of the Company's subsidiaries who performs policy making functions for the Company.

         served as Chairman, President and Chief Executive Officer of Calmutual Insurance Company, a successor to California Mutual Insurance Company, for which Mr. Bancroft served as Chairman and Chief Executive Officer for eighteen years. Mr. Bancroft has also held numerous civic and trade-related offices and directorships.

                DENNIS A. DECIUS is Executive Vice President and Chief Financial Officer of the Company, Senior Vice President and Chief Financial Officer of the Bank, and Chief Financial Officer and Secretary of Pacific Capital Services Corporation. Mr. DeCius' banking career began in 1959 when he joined the Federal Reserve Bank of San Francisco. During his nine and one-half years with the Federal Reserve Bank of San Francisco, he held various positions and spent six years serving in the capacity of Assistant Auditor. In 1970, he was employed by Valley National Bank of Arizona as Assistant Branch Manager/Operations. In 1973, he moved to El Camino Bank, Anaheim, California as the Vice President and Cashier and served in that capacity until June of 1974 when he joined Valley National Bank, Salinas, California as Vice President and Cashier. Mr. DeCius rejoined Valley National Bank of Arizona in 1976 as Project Coordinator. In 1979, Mr. DeCius accepted a position with Valley Bank of Nevada as Vice President/Manager of Depositor Services, and, during the remainder of his tenure, also served in the positions of Vice President, Chief Auditor and Vice President of Human Resources. In 1982, he joined Chino Valley Bank, Chino, California as Senior Vice President and Cashier. Mr. DeCius serves as a Director and Chairman of Western Payments Alliance.

                GENE DICICCO founded and is a principal in DiCicco Nurseries, Inc., Sunnyvale Floral Shippers, Inc., DiCicco Centers and Watsonville Nurseries. He has had active involvement as a Board Member, President, or Committee Chair in the Watsonville Chamber of Commerce, Rotary Club, Watsonville Community Hospital and Watsonville YMCA. Mr. DiCicco is presently President of the Board of Directors for Watsonville Community Hospital. He also has held positions of responsibility in trade organizations serving rose growers in the United States.

                DALE R. DIEDERICK is Senior Vice President/Loan Administration for First National Bank of Central California. He has been with the Bank since 1984 and was elected an executive officer in January 1993. Mr. Diederick was with Valley National Bank, Salinas from 1977-1984 and served as a regional supervisor responsible for the loan operations of nine branches prior to joining the Bank. He was a branch manager with Household Finance Company prior to beginning his banking career. Mr. Diederick has also served as an instructor for Robert Morris Associates in both consumer lending and commercial lending courses.

                LEWIS L. FENTON is a practicing attorney serving as of counsel to Fenton & Keller, a professional corporation with offices in Monterey and Salinas, and to Hoge, Fenton, Jones and Appel, Inc. of San Jose. Mr. Fenton received his A.B. degree from Stanford University in 1948 and his L.L.B. degree from Stanford University Law School in 1950 and has been a member of the California Bar Association since that time. Mr. Fenton is a member of the American Bar Association, the Monterey and Santa Clara County Bar Associations, the National Association of Railroad Trial Counsel, the Association of Defense Counsel of Northern California (serving as President during 1966-1967) and the International Academy of Trial Lawyers. He is certified as an Advocate by the American Board of Trial Advocates, the National Board of Trial Advocates and is a fellow of the American College of Trial Lawyers.

                GERALD T. FRY is the Chief Financial Officer of OPI-Office Products, Inc. in Monterey and served as a member of the Monterey City Council beginning in 1963, having been re-elected six times. Mr. Fry also served as Mayor of Monterey, having been elected three times. He has been actively engaged in the office products sales field since 1960.

                JAMES L. GATTIS is a self-employed real estate developer and is active in commercial real estate development and the renovation of commercial buildings in Salinas. Mr. Gattis is the former owner of Jim Gattis Men's Wear and is President of Keystone Plus, Inc. which is a management consulting company. Mr. Gattis serves as a Founding Director of the California International Airshow, and Director of

         Cherry's   Jubilee,   Salinas   Valley  Memorial  Hospital  Foundation,
         Community Foundation for Monterey County and is a Director of the Steinbeck Center Foundation.

                STANLEY R. HAYNES has been President of Cinderella Showcase, Inc., since 1967, a retail carpet firm with three stores in Salinas and two stores in San Luis Obispo. Mr. Haynes is a former member of the Evans-Black Carpets National Dealer Advisory Council, a former member of the Board of Directors of the Retail Carpet Institute and was named America's Floor Covering Dealer of the year in 1978.

                D. VERNON HORTON is Chief Executive Officer and a Director of the Company and President, Chief Executive Officer, and a Director of the Bank. Mr. Horton's banking career commenced in 1964 with Valley National Bank, Salinas. He served that bank in various capacities including lending, operations and business development and in 1979 was appointed Chief Executive Officer and a member of the Board of Directors. In August of 1981 he was appointed President of Valley National Bank. He resigned all positions with Valley National Bank on December 31, 1983 to join the Company and the Bank. Mr. Horton is also a Director of Pacific Capital Services Corporation. He serves as a Director of Cherry's Jubilee and the California Rodeo Association.

                HUBERT W. HUDSON is a consultant to McSherry & Hudson, Watsonville, a general insurance agency, a position he has held since January 1995 when he sold his partnership interest he had held since 1950. In addition to his insurance business, Mr. Hudson is an investor in several Santa Cruz County properties including Aptos Station, a shopping center in Aptos, and properties in the City of Watsonville held by the partnership, Arthur Road Properties of Watsonville. He is Past President of the Watsonville Rotary Club, Watsonville Insurance
         Agents Association and Past Director of the Independent Insurance Agents Association of California. He is a member of SCORE, a counseling service to small businesses.

                WILLIAM J. KELLER has been a practicing urologist in Salinas since 1964. A graduate of the University of Illinois with a degree in Chemistry, he attended medical school at the University of Illinois Medical Center in Chicago and received his M.D. degree in 1957. His internship in Chicago in 1957 and 1958 was followed by a four-year residency in urology at the Southern Pacific Hospital in San Francisco. Following a two-year tour of duty as a captain in the Medical Corps at Womack Army Hospital in Fort Bragg, North Carolina, he moved to Salinas. Professional activities include membership in the California Medical Association and Monterey County Medical Society (President 1975-76). Dr. Keller is also a Fellow of the American College of Surgeons and a Diplomate of the American Board of Urology. He is Past President of the Salinas Rotary Club.

                CLAYTON C. LARSON is President and a Director of the Company, and Executive Vice President, Chief Administrative Officer and a Director of the Bank. Mr. Larson's banking career commenced in 1972 when he joined Valley National Bank, as a loan officer. During his tenure with Valley National Bank he attained the position of Senior Vice President/Branch Administrator and in 1981 became a Director of that bank. In addition to his duties as Branch Administrator, he was responsible for the marketing activities of the bank and was chairman of the salary committee. Mr. Larson is also President and a Director of Pacific Capital Services Corporation. He serves on the Board of Trustees of the Monterey Institute of International Studies and is currently President of the Community Foundation of Monterey County.

                WILLIAM S. McAFEE is a physician and surgeon specializing in otolaryngology and head and neck surgery in Monterey since 1968. Dr. McAfee graduated from Ohio Wesleyan University in 1956, received his M.D. degree from the Ohio State University College of Medicine in 1961 and served his internship and residency between 1962 and 1966 at the Herbert C. Moffitt - University of California Hospital in San Francisco. He was Board certified in otolaryngology in 1966, has been a Fellow of the American College of Surgeons since 1972 and is a Fellow in the American Academy of Facial Plastic and Reconstructive Surgery. Dr. McAfee is the President of the Monterey Peninsula Surgery Center. He serves on the Monterey County Medical Society Board of Directors, is a member of the California Medical Association and is past President of the Monterey Rotary Club.

                WILLIAM H. POPE is a retired certified public accountant. In 1960, Mr. Pope was instrumental in the formation of the firm of Kasavan and Pope, of which he was the senior partner, which now has offices in Salinas and Monterey. He holds memberships in the American Institute of Certified Public Accountants as well as the California Society of CPA's.

                WILLIAM K. SAMBRAILO joined the Charles Sambrailo Paper Company, Watsonville, a produce packaging supplies company, in 1962 and has served as its President since 1989. He is also Secretary/Treasurer of S&S Trucking, a common carrier, a partner in Charles Sambrailo & Sons, and a partner in Samco Plastics, Inc., an injection mold and manufacturing company.

                ROBERT B. SHEPPARD retired in 1981 as Vice Chairman of the Board of Directors of Allstate Insurance Companies, culminating a thirty-year career in the insurance industry. He was President of Allstate Insurance Companies and Allstate Enterprises, Inc. from 1973 to 1980. Mr. Sheppard served on the Executive Committee of the United States Olympic Committee from 1976 to 1988 and is currently a trustee of the United States Olympic Foundation. He is also a Trustee of Community Hospital of the Monterey Peninsula. In addition, Mr. Sheppard is a consultant and a member of the Compensation Committee to The Doctors Co., a medical malpractice insurer.

                CLYN SMITH, JR., is a General Surgeon who began his practice in Monterey, California in 1949 and retired from practice in 1984. Dr. Smith graduated (A.B.) from Stanford University in 1940 and received his M.D. degree from Stanford University School of Medicine in 1944. He is a Fellow of the American College of Surgeons and a Diplomate of the American Board of Surgery. He served his internship at the Highland-Alameda County Hospital in Oakland in 1943-44 followed by two years of military service in the Army Medical Corps. He was Resident in Surgery at the Samuel Merritt Hospital in Oakland, CA in 1946-47 and was Resident in Surgery at the Highland-Alameda County Hospital in Oakland, CA in 1947-49. Professional activities include membership in the American Medical Association, California Medical Association and the Monterey County Medical Society, of which he is a past President. Dr. Smith is a former member of the Board of Directors of the Carmel Foundation and the Carmel Bach Festival.

No director or executive officer of the Company or the Bank has any family relationship with any other director or executive officer of the Company or the Bank.

No director or nominee as a director of the Company is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or of any company registered as an investment company under the Investment Company Act of 1940, as amended.

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

ITEM 11  EXECUTIVE COMPENSATION

Summary of Compensation

                The following table sets forth a summary of the compensation paid (for services rendered in all capacities) during the Company's past three fiscal years to D. Vernon Horton, Chief Executive Officer of the Company, and to Clayton C. Larson, Dennis A. DeCius and Dale R.
         Diederick, executive officers of the Company whose annual compensation for 1995 exceeded $100,000.

                                            Summary Compensation Table

- ----------------------------------------------------------------------------------------------------------------------------
                                                                                           Long-Term
                                                                               Other      Compensation
                                                                               Annual        Awards
                                                                            Compensation     ------           All Other
Name                       Position           Year    Salary      Bonus         (1)          Options         Compensation
- ----------------------------------------------------------------------------------------------------------------------------
                                              1995    $171,254   $155,250       $11,150               0       $90,556    (2)
D. Vernon Horton   Chief Executive Officer    1994    $159,328   $135,000       $11,050               0       $57,332
                                              1993    $153,200   $110,000       $11,492               0       $45,517
- ----------------------------------------------------------------------------------------------------------------------------
                                              1995    $165,672   $155,250       $12,650               0       $70,575    (3)
Clayton C. Larson  President                  1994    $154,128   $135,000        $9,447               0       $40,866
                                              1993    $148,200   $110,000       $13,050               0       $27,482
- ----------------------------------------------------------------------------------------------------------------------------
                   Executive                  1995    $109,027    $67,650        $7,812               0       $63,208    (4)
Dennis A. DeCius   Vice President/            1994    $102,856    $61,500        $6,200               0       $41,026
                   Chief Financial Officer    1993     $98,900    $50,000        $6,200               0       $28,533
- ----------------------------------------------------------------------------------------------------------------------------
                   Senior Vice President/
Dale R. Diederick  Loan Administration        1995     $87,192    $22,000        $3,325               0       $24,814    (5)
- ----------------------------------------------------------------------------------------------------------------------------

(1) Includes dollar value of perquisites, consisting entirely of a car allowance.

(2) Includes for 1995 the cash value of shares allocated to Mr. Horton's ESOP account ($52,948), $1,500 contributed by the Company to Mr. Horton's account in the Company's 401(k) Plan, $6,284 paid in life insurance and medical coverage premiums for Mr. Horton and $29,824 accrued under Mr. Horton's Salary Continuation Agreement.

(3) Includes for 1995 the cash value of shares allocated to Mr. Larson's ESOP account ($52,094), $1,500 contributed by the Company to Mr. Larson's account in the Company's 401(k) Plan, $5,858 paid in life insurance and medical coverage premiums for Mr. Larson and $11,123 accrued under Mr. Larson's Salary Continuation Agreement.

(4) Includes for 1995 the cash value of shares allocated to Mr. DeCius' ESOP account ($38,219), $1,500 contributed by the Company to Mr. DeCius' account in the Company's 401(k) Plan, $5,217 paid by the Company for life insurance and medical coverage premiums for Mr. DeCius and $18,272 accrued under Mr. DeCius' Salary Continuation Agreement.

(5)      Includes  for  1995  the  cash  value   of   shares  allocated  to  Mr.
         Diederick's ESOP account ($23,647), $1,167 contributed by the Company to Mr. Diederick's 401(k) Plan.

Stock Options Grants and Exercises

                In addition to the Company's 1984 Stock Option Plan, the Board of Directors of the Company adopted the Pacific Capital Bancorp 1994 Stock Option Plan (the "Stock Option Plan") on September 27, 1994, in which the Chief Executive Officer and other executive officers of the Company participate. The 1994 Plan set aside 489,000 shares (adjusted to reflect all stock dividends, stock splits and option exercises) of the Company's Common Stock for which options may be granted to the directors, officers and employees of the Company. The 1994 Stock Option Plan was approved by the shareholders of the Company at Pacific's 1995 Annual Meeting of Shareholders. The Stock Option Plan extends for a period of ten (10) years and is administered by a three-member committee of the Board of Directors. All committee members qualify as "disinterested persons" within the meaning of the Rule 16-b3 of the Securities Exchange Act of 1934.

                The Stock Option Plan provides for the issuance of options which qualify as incentive stock options and under Section 422A of the Internal Revenue Code, as amended (the "Code") as well as nonqualified options. Incentive stock options are subject to different tax treatment than nonqualified options. The exercise price of any option may not be less than 100% of the fair market value of the shares subject to option on the date the option is granted.

                Within three (3) months following termination of directorship or employment for any reason other than death, disability, or cause, an optionee may exercise his or her option to the extent such option was exercisable on the date of termination. If an optionee's employment or status as an officer or director is terminated by death or disability, such optionee or such optionee's qualified representative or estate has the right for a period of twelve (12) months following the date of such death or disability or exercise the option to the extent the optionee was entitled to exercise such option on the date of the optionee's death or disability, provided the actual date of exercise is in no event after the expiration of the term of the option. If an optionee is terminated for cause, neither the optionee nor the optionee's estate is entitled to exercise any option with respect to any shares of the Company Common Stock.

                No options under the 1984 or 1994 Stock Option Plans were exercised by any of the executive officer of the Company during the 1995 fiscal year.

                The following table shows the stock options granted to named executive officers during the last completed fiscal year:

                      Option/SAR Grants in Last Fiscal Year

- ----------------------------------------------------------------------------------------------------------------------------
                                                                                         Potential
                                                                                    Realizable Value at
                                                                                      Assumed Annual           Alternative
                                                                                   Rates of Stock Price          to and
                                                                                       Appreciation            Grant Date
                              Individual Grants                                       for Option Term             Value
- ----------------------------------------------------------------------------------------------------------------------------
                 Number of      % of
                 Securities     Total
                 Under-         Options/
                 lying          SARs
                 Option/        Granted to      Exercise                                                      Grant
                 SARs           Employees       or Base                                                       Date
                 Granted        in Fiscal       Price          Expiration                                     Present
Name             (#)            Year            ($/Sh)         Date               5% ($)         10% ($)      Value $
- ---------------------------------------------------------------------------------------------------------------------------
Dale R.
Diederick          3,000          24.0%          $19.00         05/18/04         $85,847        $90,843          $0
- ---------------------------------------------------------------------------------------------------------------------------

                The following table shows the value at December 31, 1995, of unexercised options held by the named executive officers:
    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values


- ----------------------------------------------------------------------------------------------------------
                                                        Number of securities               Value of
                                                       underlying unexercised             unexercised
                                                    options at fiscal year-end (#)   in-the-money options
                                                                                    at fiscal year-end ($)
- ----------------------------------------------------------------------------------------------------------
                   Shares acquired        Value              Exercisable/                 Exercisable/
      Name         on exercise (#)     Realized ($)          unexercisable               unexercisable
- ----------------------------------------------------------------------------------------------------------
D. Vernon Horton          0                0                  18,231/0                  $205,363/$0
- ----------------------------------------------------------------------------------------------------------
Clayton C. Larson         0                0                  18,231/0                  $205,363/$0
- ----------------------------------------------------------------------------------------------------------
Dennis A. DeCius          0                0                   5,469/0                  $61,606/$0
- ----------------------------------------------------------------------------------------------------------
Dale R. Diederick         0                0                 787/2,363                $5,631/$16,907
- ----------------------------------------------------------------------------------------------------------

Employment Contracts

                The Bank entered into a three-year employment agreement with Mr. Horton on May 22, 1993, pursuant to which he serves as President of the Bank. The agreement provides for an annual salary of $153,200 subject to annual increases within the sole discretion of the Board of Directors of the Bank. Mr. Horton's salary was $159,328 for the second year of the agreement, and his salary has been set at $171,254 for the third year of the agreement. The Bank may also pay an annual discretionary cash bonus to Mr. Horton based upon his efforts and performance. The amount of such bonus, if any, will be determined within the sole discretion of the Board of Directors of the Bank. If
         Mr. Horton is terminated without cause during the course of the agreement, he will be entitled to receive severance pay in an amount equal to six months' salary at his then prevailing salary. In the event of a change in control by merger or purchase of the Bank and/or the Company into or by another entity, not resulting from financial difficulties or insolvency of the Bank or the Company, Mr. Horton shall receive 18 months' compensation. In any other event, Mr. Horton will be entitled only to the salary earned up to the date of termination. If a program is established which provides for a calculable annual bonus, he also will be entitled to receive a pro rata bonus based upon the fraction of the calendar year during which he was employed. Mr. Horton has been provided with an automobile for use during the term of the agreement. Mr. Horton is also being reimbursed for all ordinary and necessary expenses incurred by him in connection with activities associated with promoting the business of the Bank. Further, Mr. Horton has been furnished a term life insurance policy in the face amount of $250,000 and with health, accident and disability insurance for himself and his family.

                The Bank entered into a three-year employment agreement with Mr. Larson on May 22, 1993, pursuant to which he serves as Executive Vice President and Chief Administrative Officer of the Bank. The agreement provides for an annual salary of $148,200, subject to annual increases within the sole discretion of the Board of Directors of the Bank. Mr. Larson's salary was $154,128 for the second year of the agreement, and his salary has been set at $165,672 for the third year of the agreement. The remaining terms of Mr. Larson's agreement regarding automobile, bonuses, termination, expenses, insurance and severance pay are identical to those contained in Mr. Horton's agreement.

                           The Bank entered into a three-year employment agreement with Mr. DeCius on May 22, 1993, pursuant to which he serves as Senior Vice President and Chief Financial Officer of the Bank. The agreement provides for an annual salary of $98,900, subject to annual increases within the sole discretion of the Board of Directors of the Bank. Mr. DeCius' salary was $102,856 for the second year of the agreement, and his salary has been set at $109,027 for the third year of the agreement. The remaining terms of Mr. DeCius' agreement regarding automobile, bonuses, termination, expenses, insurance and severance pay are identical to those contained in Mr. Horton's agreement with the exception of a term life insurance policy in the face amount of $50,000.

Executive Salary Continuation Agreements

                On August 22, 1989, Messrs. Horton, Larson and DeCius each entered into an Executive Salary Continuation Agreement with the Bank. The agreements provide that if the Executive continues to be employed by the Bank at least until he reaches age 65, the Executive may retire or continue to work past age 65. Upon the Executive's retirement, the Bank will pay an annual amount of $75,000, $70,000 and $50,000 to Messrs. Horton, Larson and DeCius, respectively, payable monthly for a period of 180 months following such retirement, subject to certain conditions set forth in the agreements. The Executive may also elect to take "early retirement" provided he has reached age 55 and has completed 10 years of service. If he so elects, he will receive monthly payments determined pursuant to a formula set forth in the agreements for a period of 180 months.

                If the Executive has been employed by the Company for a period of at least 3 continuous years, and the Executive's employment is terminated by the Company without cause, the Executive will be considered to be vested in 20% of the total amount he would otherwise receive and will become vested in an additional 10% for each succeeding year until he becomes 100% vested. In the event of a change in control of the Company, the Executive will become fully vested and, if his employment is terminated as a result of said change in control, will be entitled to the full amount as a severance payment.

                The Bank purchased single premium life insurance policies on Messrs. Horton, Larson and DeCius in order to assist in meeting its obligations under the agreements and to indemnify the Bank against loss. The Bank is named as owner and beneficiary under each of the insurance policies.


Performance Graph

                Shown below is a table prepared by Montgomery Securities presenting information compiled from "Montgomery Securities' Western
         Bank Monitor", which charts the value of the Company's Common Stock during the past 5 years compared to the Standard & Poors 500 ("S&P
         500") and Montgomery Securities' "California Independent Bank Proxy," a peer industry group whose performance is published quarterly in the "Montgomery Securities' Western Bank Monitor". The table assumes a $100 investment on December 31, 1987 in the Company's Common Stock, the S&P
         500 and in the institutions included in the California Independent Bank
         Proxy, and that all dividends paid have been reinvested.

         Pacific Capital Bancorp Stock Price Performance

                                               1990        1991        1992        1993       1994        1995
                                               ---------------------------------------------------------------------
           Pacific Capital Bancorp             100.00      91.78       75.84       81.88      97.80       119.21
           S & P 500                           100.00      130.37      140.30      154.46     156.50      215.32
           Cal Independent Bank Proxy          100.00      102.21      102.73      126.54     134.24      185.47


                        REPORT ON EXECUTIVE COMPENSATION

The Human Resources Committee

                The following report is made by the Human Resources Committee of the Board of Directors of the Bank, as the Company does not have a standing compensation committee, and since executive officer compensation is paid primarily by the Bank.

                           The Human Resources Committee of the Board of Directors of the Bank makes recommendations on executive compensation semi-annually to the Board of the Bank. Among other responsibilities, the function of the Human Resources Committee is to analyze, review and recommend to the Board annually, an executive compensation program that covers the executive officers of the Company named in the Summary Compensation Table.

                The Human Resources Committee has also considered the tax law limitation of deductibility of executive compensation of $1,000,000 per executive for publicly held corporations. The Committee does not believe that this limitation will affect the Company as it does not anticipate that its executives' compensation will approach this limit. Additionally, its executives' salary and incentive compensation are paid by the Bank, a subsidiary of the Company which is not publicly held.

Compensation Philosophy

                The Company's compensation philosophy is to provide executive officers with compensation that is competitive with that paid by industry peers consisting of banks located in Northern California of similar asset size, financial performance and marketing strategy.

Corporate Performance Factors

                It is the policy of the Human Resources Committee to determine the components of executive compensation principally upon the basis of corporate performance. Among the performance factors considered by the Committee are profitability, capital levels and asset quality (non-performing assets, loan delinquencies and loan charge-offs), net interest margin, Return on Average Assets and Return on Average Equity. In considering these factors, the Committee does not assign any quantitative weight to the factors considered, but considers all the factors taken together.

Individual Performance Factors

                Annual  increases  to an  executive  officer's  base  salary are determined, in part, based on the officer's responsibilities, performance of those responsibilities and achievement of corporate goals previously established by the Board of Directors at the beginning of each year. Incentive compensation is tied to individual performance, provided that corporate goals are met, in a manner that is intended to encourage continuous focus on enhancing shareholder value, profitability and teamwork.

Compensation - Salaries and Bonus Awards

                The Human Resources Committee decided upon the compensation for each executive officer, including salary and incentive compensation, based on its review of industry peer group data for both corporate performance and compensation, and evaluations of the performance of each executive officer. Salaries are set at a level below those of industry peers in order to give a greater emphasis to incentive compensation. Industry peer group data for corporate performance is obtained from publications from regulatory agencies, industry consultants and an investment banking firm. Industry peer group data for compensation is obtained from regulatory agencies and industry trade groups.

                Incentive compensation is based on individual performance and industry peer group data, provided that pre-established corporate goals are met. At the end of each year, the Company's actual performance is assessed against these corporate goals and the results of these evaluations determine the amount of incentive compensation for the executive officers.

Chief Executive Officer and Chief Administrative Officer Compensation

                Mr. D. Vernon Horton, Chief Executive Officer of the Company, also serves as President of the Bank, and Mr. Clayton C. Larson, President of the Company, also serves as Executive Vice President and Chief Administrative Officer of the Bank. These two senior executive officers serve primarily in equal capacities. Although somewhat unique, the Bank's organizational structure has proven to be highly successful. This unique organizational structure does not affect the Company's overall salary expenses as evidenced by the Company's being below the median in total salary expenses in comparison to industry peer group data, primarily because the Bank has $2.12 million in assets per employee whereas $1 million in assets per employee is considered to be an industry standard. It has afforded management strength in succession and has clearly demonstrated economic value and efficiency in operations. Accordingly, recommendations and decisions on their compensation are made based upon the same performance criteria.

                The Bank continues to experience positive growth under the joint leadership of Mr. Horton and Mr. Larson. Under the combined leadership of these two executive officers the Bank enjoys over fifty years of seasoned experience. Both have extensive contact with customers, shareholders and personnel; and their immediate presence and interaction serves to reinforce the Bank's founding philosophy in providing superior customer service and the support of the communities it serves, while focusing on the long-term health and growth of the Company.

                To encourage the achievement of corporate goals and foster the continuing growth of the Company, the Committee established the base salary for Mr. Horton's and Mr. Larson's compensation below the median salary level of other chief executive officers within the Bank's peer group and adjusts their overall compensation through the payment of incentive compensation. The Committee considers incentive compensation to be a significant element of overall compensation in comparison to the base salaries paid to other chief executive officers of the Bank's industry peer group.

                Mr. Horton's and Mr. Larson's incentive compensation was based upon their achievement of corporate goals previously established by the Board. Under the leadership of these two executive officers the Company exceeded the established goals and performance standards as defined under Corporate Performance Factors. The Committee considered the Company's positive performance on Return on Average Assets, Return on Average Equity, Net Income and growth in Shareholders' Equity. Additionally considered was the Bank's loan loss ratio and record of nonperforming assets, which continues to be well below peer group banks.

                  FIRST NATIONAL BANK OF CENTRAL CALIFORNIA
                  HUMAN RESOURCES COMMITTEE:
                  Robert B. Sheppard, Chairman
                  Charles E. Bancroft
                  James L. Gattis
                  William J. Keller
                  William K. Sambrailo

The Human Resources Committee Interlocks and Insider Participation

                The Human  Resources  Committee  is  comprised  of five  outside
         Directors: Mr. Bancroft, Mr. Gattis, Mr. Keller, Mr. Sambrailo, and Mr. Sheppard. None of these individuals is or has been employed as an officer or employee of the Company or the Bank or any of its subsidiaries.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                As of March 15, 1996 no person or group known to the Company owned beneficially more than five percent (5%) of the outstanding shares of its Common Stock.

                For information on security ownership of management, see Item 10 of this form 10-K/A.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The Bank's Administrative and Oldtown office is leased from James L. Gattis, a director of the Company, pursuant to a lease for a total of 17,033 square feet of office space in a building located at 307 Main Street, Salinas, California. The initial lease commenced on May 1, 1989, for a five (5) year term with three consecutive five-year options to renew. The first option commenced on January 1, 1994. The initial rental rate under the lease was $10,600 per month and is increased annually to reflect changes in the Consumer Price Index for all items for the San Francisco/Oakland Metropolitan Area, using October, 1988 as the base month. The Bank also pays all taxes and assessments levied against the leased premises and also pays for all utilities. The Bank paid $188,060 in rent for these premises during 1995.

                Based on available market lease rate information, the Bank's Board of Directors has determined that the lease rate is competitive with and comparable to market lease rates in Salinas, California and that the terms of the lease are no less favorable to the Bank than would be the terms of a lease with an unrelated party.

                The Bank obtained various insurance policies through the insurance agency of McSherry & Hudson, of which Director Hubert W. Hudson was a partner during 1995. The Bank paid $150,062 in insurance premiums to McSherry & Hudson in 1995.


Indebtedness of Management

                Some of the directors and executive officers of the Company, and members of their immediate families and the companies with which they have been associated, have been customers of and have had banking transactions with the Bank in the ordinary course of the Bank's business since January 1, 1995, and the Bank expects to have such banking transactions in the future. All loans and commitments to lend included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the Bank, did not involve more than the normal risk of collectibility or present other unfavorable features.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


Date:  August 6, 1996                           PACIFIC CAPITAL BANCORP
       --------------------------


                                                By: /S/ Clayton C. Larson
                                                   -----------------------------
                                                   CLAYTON C. LARSON
                                                   President