Form 10-Q
period 1996-09-30
PACIFIC CAPITAL BANCORP
filed 1996-11-13
CIK 731805

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC. 20549


(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
            ACT OF 1934

For the quarterly period ended   September 30, 1996

                                       OR
( )      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________.


Commission File Number   0-13528

                             Pacific Capital Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                            77-0003875
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

              1001 S. Main Street, Salinas, California     93901
             ------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                 (408) 757-4900
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                  No
    ----                   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
         Class                                                  November 8, 1996
         -----                                                  ----------------
         Common stock, no par value                             2,600,174 Shares

This report contains a total of 18 pages.

                         PART I - FINANCIAL INFORMATION

ITEM 1                                                                      PAGE

PACIFIC CAPITAL BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                           3

         CONSOLIDATED STATEMENTS OF INCOME                                   4-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                 6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                       9 - 16


                           PART II - OTHER INFORMATION

ITEM 5

OTHER EVENTS                                                                  17

SIGNATURES                                                                    18


                               PART I - FINANCIAL INFORMATION
                          PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                   September 30, December 31,
                                                                            1996         1995
Assets                                                                 ---------    ---------

Cash and due from banks                                                $  28,482    $  24,891
Federal funds sold and other short term investments                       26,468       17,007
                                                                       ---------    ---------
      Total cash and equivalents                                          54,950       41,898
Investment securities:
   Available-for-sale securities, at fair value                           76,829       75,896
   Held-to-maturity securities, at amortized cost
     (fair value of $5,305 and $8,662, respectively)                       5,315        8,596

Loans available for sale at cost, which approximates market                5,034        3,876
Loans:
   Commercial                                                             62,008       49,862
   Consumer                                                               12,558       12,108
   Real estate - mortgage                                                144,304      126,048
   Real estate - construction                                             12,183       17,071
   Other                                                                  24,111        6,501
   Less deferred loan fees                                                  (320)        (246)
                                                                       ---------    ---------
      Total loans                                                        254,844      211,344
   Less allowance for possible loan losses                                (2,188)      (2,397)
                                                                       ---------    ---------
      Net loans                                                          252,656      208,947

Premises and equipment, net                                                9,156        7,523
Accrued interest receivable and other, net                                 8,570        6,843
                                                                       ---------    ---------

Total assets                                                           $ 412,510    $ 353,579
                                                                       =========    =========

Liabilities and shareholders' equity

Deposits:
   Demand, non-interest bearing                                        $  82,643    $  71,988
   Demand, interest bearing                                               59,000       56,527
   Savings and money market                                              104,191       97,087
   Time certificates                                                     118,888       82,217
                                                                       ---------    ---------
      Total deposits                                                     364,722      307,819

Accrued interest payable and other liabilities                             2,783        2,784
                                                                       ---------    ---------

Total liabilities                                                        367,505      310,603

Shareholders' equity:
Preferred stock; 20,000,000 shares authorized and unissued                  --           --
Common stock, no par value; 20,000,000 shares authorized;
   2,599,899 and 2,603,839 shares issued and outstanding at
   September 30, 1996 and at December 31, 1995, respectively              30,961       31,235
Retained earnings                                                         14,377       11,435
Net unrealized (losses) gains on available-for-sale securities              (333)         306
                                                                       ---------    ---------

Total shareholders' equity                                                45,005       42,976
                                                                       ---------    ---------

Total liabilities and shareholders' equity                             $ 412,510    $ 353,579
                                                                       =========    =========

See accompanying notes to consolidated financial statements



                          PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     Nine months   Nine months
                                                                           ended         ended
                                                                   Sept 30, 1996 Sept 30, 1995
                                                                     -----------   -----------
Interest income:
   Interest and fees on loans                                        $    16,704   $    15,353
   Interest on investment securities                                       3,860         2,870
   Interest on federal funds sold & short-term investments                   739           832
                                                                     -----------   -----------
     Total interest income                                                21,303        19,055
                                                                     -----------   -----------
Interest expense:
   Demand, interest bearing                                                  434           422
   Savings                                                                 2,066         2,082
   Time certificates                                                       4,139         2,513
                                                                     -----------   -----------
     Total interest expense                                                6,639         5,017
                                                                     -----------   -----------
     Net interest income                                                  14,664        14,038
 Provision for possible loan losses                                         --            --
                                                                     -----------   -----------
Net interest income after provision for possible loan losses              14,664        14,038
                                                                     -----------   -----------

Other income:
   Service charges                                                         1,062         1,074
   Gain on sale of loans                                                      21            15
   Mortgage banking fees                                                     123            95
   Net gain (loss) on securities transactions                                 15           (18)
   Other                                                                     295           264
                                                                     -----------   -----------
     Total other income                                                    1,516         1,430
                                                                     -----------   -----------

Other expenses:
   Salaries and benefits                                                   5,306         4,852
   Occupancy                                                               1,076         1,024
   Equipment                                                                 800           772
   Advertising and promotion                                                 358           326
   Stationary and supplies                                                   241           229
   Legal and professional fees                                               535           409
   Regulatory assessments                                                     67           373
   Other operating                                                         1,110         1,069
                                                                     -----------   -----------
     Total other expenses                                                  9,493         9,054

Earnings before income taxes                                               6,687         6,414

Income taxes                                                               2,575         2,491
                                                                     -----------   -----------

Net income                                                           $     4,112   $     3,923
                                                                     ===========   ===========

Net income per share                                                 $      1.50   $      1.44
                                                                     ===========   ===========

Weighted average shares outstanding                                    2,740,857     2,722,082
                                                                     ===========   ===========

See accompanying notes to consolidated financial statements

                                             -4-


                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    Three months  Three months
                                                                           ended         ended
                                                                   Sept 30, 1996 Sept 30, 1995
                                                                   -------------   -----------
Interest income:
   Interest and fees on loans                                        $     5,847   $     5,108
   Interest on investment securities                                       1,524         1,125
   Interest on federal funds sold                                             68           373
                                                                     -----------   -----------
     Total interest income                                                 7,439         6,606
                                                                     -----------   -----------
Interest expense:
   Demand, interest bearing                                                  155           145
   Savings                                                                   691           706
   Time certificates                                                       1,533         1,074
                                                                     -----------   -----------
     Total interest expense                                                2,379         1,925
                                                                     -----------   -----------
     Net interest income                                                   5,060         4,681
 Provision for possible loan losses                                         --            --
                                                                     -----------   -----------
 Net interest income after provision for possible loan losses              5,060         4,681
                                                                     -----------   -----------

Other income:
   Service charges                                                           356           351
   Gain on sale of loans                                                       6            (1)
   Mortgage banking fees                                                      22            40
   Net gain (loss) on securities transactions                               --              (4)
   Other                                                                      92            92
                                                                     -----------   -----------
     Total other income                                                      476           478
                                                                     -----------   -----------

Other expenses:
   Salaries and benefits                                                   1,766         1,645
   Occupancy                                                                 360           369
   Equipment                                                                 268           281
   Advertising and promotion                                                 132           134
   Stationary and supplies                                                    90            75
   Legal and professional fees                                               267           131
   Regulatory assessments                                                     23            (1)
   Other operating                                                           433           375
                                                                     -----------   -----------
     Total other expenses                                                  3,339         3,009

Earnings before income taxes                                               2,197         2,150

Income taxes                                                                 844           839
                                                                     -----------   -----------

Net income                                                           $     1,353   $     1,311
                                                                     ===========   ===========

Net income per share                                                 $      0.49   $      0.48
                                                                     ===========   ===========


Weighted average shares outstanding                                    2,737,657     2,720,462
                                                                     ===========   ===========

See accompanying notes to consolidated financial statements

                                            -5-


                           PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine months Ended September 30, 1996 and September 30, 1995
                                          (UNAUDITED)
                                        (IN THOUSANDS)

                                                                   September 30, September 30,
                                                                            1996         1995
                                                                        --------     --------

Cash flows from operating activities:
Net income                                                              $  4,112    $  3,923
Adjustments to reconcile net income to net cash provided by
     operating activities:
   Depreciation and amortization                                             873         677
   Provision for possible loan losses                                       --          --
   (Gain) loss on sale of investment securities, net                         (15)         18
   Net originations of loans held for sale                                (1,158)     (1,320)
   Gain on sale of loans                                                     (21)        (16)
   Deferral of loan origination fees (costs)                                  50         (11)
   Change in accrued interest receivable and other assets                 (2,366)       (313)
   Change in accrued interest payable and other liabilities                   20         865
                                                                        --------    --------
Net cash provided by  operating activities                                 1,495       3,823
                                                                        --------    --------

Investing activities:
   Net change in loans                                                   (43,759)      2,980
   Maturities of investment securities                                     4,158      14,736
   Purchases of investment securities                                    (27,680)    (46,620)
   Proceeds from sale of available-for-sale securities                    25,695      24,839
   Capital expenditures, net                                              (2,316)       (718)
                                                                        --------    --------
Net cash used in investing activities                                    (43,902)     (4,783)
                                                                        --------    --------

Financing activities:
   Net increase in deposits                                               56,903      12,618
   Cash paid for retirement of stock                                        (551)       (111)
   Proceeds from exercise of options                                         277         157
   Cash paid for dividends                                                (1,170)       (930)
                                                                        --------    --------
Net cash provided by financing activities                                 55,459      11,734
                                                                        --------    --------

Net increase in cash and equivalents                                      13,052      10,774
Cash and equivalents beginning of period                                  41,898      42,262
                                                                        --------    --------
Cash and equivalents at end of period                                   $ 54,950    $ 53,036
                                                                        ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the period
     Interest                                                              7,378       5,707
     Income taxes                                                          2,158       2,525


See accompanying notes to consolidated financial statements

                                            -6-

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

                  In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at September 30, 1996 and December 31, 1995, the results of its operations and the statements of cash flows for the periods ended September 30, 1996 and 1995.

                   Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year ending December 31, 1996.

In October  1995,  the FASB  issued  SFAS No. 123,  Accounting  for  Stock-Based
                   Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock options, restricted stock, and stock appreciation rights. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under this method, compensation costs are measured at the grant date based on the value of the award and are recognized over the service period, which is the vesting period. SFAS No. 123 encourages but does not require employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. This statement applies to fiscal years beginning after December 15, 1995. On January 1, 1996, the Company adopted SFAS No. 123 and has elected to use the method prescribed in APB No. 25. The Company does not anticipate that the required disclosures will have a material impact on the financial condition or results of operations.

Note 2 - Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, First National Bank of Central California, (the "Bank"), and Pacific Capital Services Corporation, an inactive subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Loans to Directors

                  In the ordinary course of business, the Company has made loans to directors of the Company which at September 30, 1996 amounted to approximately $4,980,000.

Note 4 - Commitments

                   The Company had outstanding standby letters of credit of approximately $5,650,000 at September 30, 1996.

Note 5 - Net Income Per Share and Dividends

                  Net income per share is computed using the weighted average number of shares of common and common equivalent shares outstanding (as adjusted retroactively to reflect the 5% stock dividend paid on December 1, 1995). On January 23, 1996, April 23, 1996, and July 23, 1996 the Company declared $0.15 per share cash dividends to shareholders of record on March 15, 1996, June 14, 1996, and September 16, 1996 payable on March 29, 1996, June 28, 1996, and September 30, 1996, respectively.

Note 6 - Taxes

                  As of September 30, 1996, the Company has a deferred tax asset of approximately $2,022,000. The asset results primarily from the provisions for possible loan losses and depreciation of premises and equipment, which are recognized in the financial statements but are not yet deductible for income tax reporting purposes. Management of the Company believes that the net deferred tax asset is fully realizable through sufficient taxable income within carryback periods and current year taxable income.

Note 7 - Proposed Merger

                  On July 18, 1996, the Company entered into an Agreement and Plan of Reorganization ("Agreement") with South Valley Bancorporation (Commission File # 2-78293-LA), ("South Valley") pursuant to which South Valley will merge with and into the Company in a merger transaction expected to be accounted for as a pooling-of-interests. The Company plans to issue .92 shares of Pacific Capital Bancorp common stock for each share of South Valley common stock, subject to certain potential downward adjustments described in the Agreement. It is anticipated that the transaction will be consummated during the fourth quarter of 1996. Based on the outstanding shares of South Valley as of September 30, 1996, and the exchange ratio specified in the Agreement, the Company expects to issue approximately 1,285,000 shares in connection with the merger. As of September 30, 1996, South Valley had total assets of $183,230,000.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview of Changes in the Financial Statements

         As used herein, the term Company shall mean the Company or the Bank as the context requires. Net income for the nine months ended September 30, 1996 was $4,112,000 or $1.50 per share compared to $3,923,000 or $1.44 per share during the same period in 1995. This 4.8% increase in net income is due mainly to a $626,000 increase in net interest income partially offset by a $439,000 increase in non-interest expense. The increase in net interest income is due to growth in average total loans of $32,570,000 partially offset an increase in average interest bearing deposits of $39,052,000 as compared to the same 1995 period.

         Outstanding loans were $254,844,000 at September 30, 1996 compared to $211,344,000 at December 31, 1995, a $43,500,000 or 20.6% increase. The increase in outstanding loans from December 31, 1995 to September 30, 1996 resulted primarily from an increase in real estate mortgage loans of $18,256,000, an increase in commercial loans of $12,146,000 and an increase in other loans of $17,610,000 partially offset by a decrease in real estate construction loans of $4,888,000

         Federal Funds Sold and Investment Securities at September 30, 1996 were $108,612,000, a $7,113,000 or 6.5% increase from December 31, 1995. This was primarily due to the increase in total deposits which resulted in an increase in cash invested in Federal Funds.

         The Company's total deposits at September 30, 1996 were $364,722,000 compared to $307,819,000 at December 31, 1995, a $56,903,000 or 18.5% increase.
Non-interest bearing demand deposits increased $10,655,000, interest bearing demand deposits increased $2,473,000 and savings and money market deposit accounts increased $7,104,000 in the first nine months of 1996. Certificates of deposit increased by $36,671,000 or 44.6% during the first nine months of 1996. Management believes that the growth in deposits is a result of the recent strength in the tourism and agribusiness industries within the local economies in which the Company operates. The loan to deposit ratio at September 30, 1996 was 69.9% as compared to 68.6% at December 31, 1995. The Company's total assets as of September 30, 1996 increased 16.7% compared to year end 1995.


Loans

         Outstanding total loans averaged $233,915,000 for the nine months ended September 30, 1996 compared to $201,345,000 for the same period in 1995, an increase of $32,570,000, or 16.2%. This increase in loans is due to increased loan demand from qualified borrowers and reflects the strength of the economy in most of the primary markets which the Company serves. The Company lends primarily to small and medium sized businesses within its markets, which are comprised principally of the Salinas, Watsonville, Monterey and Carmel areas. A majority of the Company's loan portfolio consists of loans secured by commercial, industrial and residential real estate.


Quality of Loans

         The Company follows the policy of discontinuing the accrual of interest income and reversing any accrued and unpaid interest when the payment of principal or interest is 90 days past due unless the loan is both well-secured and in the process of collection.

         The composition of non-performing loans as of September 30, 1996, December 31, 1995, and September 30, 1995 is summarized in the following table.

                               Nonperforming Loans
                             (Dollars in Thousands)

                                        September       December       September
                                           30,             30,            30,
                                          1996            1995           1995
                                          ----            ----           ----
Accruing loans
past due 90 days
or more
      Commercial                           $    0         $    0         $    0
      Consumer                                 11              1              0
      Real Estate                             147            140            423
                                           ------         ------         ------
Total                                      $  158         $  141         $  423

Nonaccrual loans
      Commercial                              663            110            229
      Consumer                                108            136            151
      Real Estate                           1,195            747            834
                                           ------         ------         ------
Total                                      $1,966         $  993         $1,214

Total Nonperforming
Loans                                      $2,124         $1,134         $1,637
                                           ======         ======         ======

Nonperforming Loans
To Total Loans                               0.83%          0.54%          0.83%

Allowance For Possible
Loan Losses To Total
Non Performing Loans                       103.01%        211.38%        137.14%

         The increase in non-performing loans is primarily due to one real estate loan for $800,000 which has become delinquent and is consequently on non-accrual status as of September 30, 1996. The Company does not expect to sustain losses from any of the non-performing loans in excess of that specifically provided for in the allowance for possible loan losses. Currently, the Company's level of non-performing loans to total loans is below that of peer banks.

         In addition to the above, the Company holds six Other Real Estate Owned
(OREO) properties, which aggregate $1,344,000. In all cases, the amount recorded represented the lesser of the loan balance or current fair value obtained from a current appraisal less anticipated selling costs; therefore, any identified loss has already been recognized.

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

         The table set forth below summarizes the actual loan losses and provision for possible losses for the periods ended September 30, 1996, December
31, 1995, and September 30, 1995.

                          Charge-Off/Recovery Activity
                             (Dollars in Thousands)

                                                Nine months             Year              Nine months
                                                   Ended                Ended                Ended
                                            September 30, 1996    December 31,1995    September 30, 1995
                                            ------------------    ----------------    ------------------

Total Loans Outstanding                         $254,844              $211,344             $197,618

Average Net Loans                               $233,915              $201,360             $201,345

Allowance Balance
Beginning Of Period                                 2,397                2,438                2,438

     Charge-Offs By Loan Category
         Commercial                                   151                  129                  114
         Consumer                                     111                   61                   49
         Real Estate                                    0                  131                  130
         Other                                          0                    0                    0
                                                  -------              -------              -------
         Total                                      $ 262                $ 321               $  293
                                                  -------              -------              -------

     Recoveries By Loan Category
         Commercial                                     5                   58                   28
         Consumer                                      31                   38                   29
         Real Estate                                   17                   49                   43
         Other                                          0                    0                    0
                                                  -------              -------              -------
         Total                                       $ 53                $ 145                 $100
                                                  -------              -------              -------

Net Charge-Offs                                     $ 209                $ 176                $ 193
                                                  -------              -------              -------

Provision Charged
To Expense                                             $0                 $135                   $0

Allowance Balance
End Of Period                                     $ 2,188              $ 2,397              $ 2,245
                                                  =======              =======              =======

Allowance For Possible
Loan Losses
To Total Loans                                      0.86%                 1.13%                1.14%

Annualized Net Charge-
Offs To Average Loans                               0.12%                 0.09%                0.13%


         The Company did not provide an additional provision to the allowance for possible loan losses for the nine months ended September 30, 1996, or September 30, 1995, primarily due to management's recognition of the strength and growth of the local economy, resulting in a lower level of classified loans and the reduced potential of future charge-offs.

         The provision for possible loan losses charged against earnings is based upon an analysis of the actual migration of loans to losses plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $2,188,000 or .86% of total loans was adequate as of September 30, 1996.

Results of Operations
                      Nine months Ended September 30, 1996
                                  Compared with
                      Nine months Ended September 30, 1995

         Net income for the nine months ended September 30, 1996 was $4,112,000, an increase of $189,000 or 4.8% as compared to the same 1995 period. The increase in net income for the period was due primarily to an increase in net interest income of $626,000 partially offset by an increase in non-interest expense of $439,000. In addition, other income increased by $86,000 over the same period in 1995. The increase in net interest income is due to growth in average total loans of $32,570,000 partially offset by an increase in average interest bearing deposits of $39,052,000 compared to the same 1995 period.

         The average balance of interest earning assets during the nine months ended September 30, 1996 was $342,446,000, a $44,290,000 or 14.9% increase over the comparable 1995 period. The Company's average yield on earning assets for the nine months ended September 30, 1996 decreased to 8.3% compared to 8.5% during the comparable period in 1995. Total interest income increased $2,248,000 or 11.8% for the nine months ended September 30, 1996 compared to the same 1995 period due to an increase in average interest earning assets of $44,290,000.

         Average deposits for the Company for the nine months ended September 30, 1996 were $334,172,000, a $44,185,000 or 15.2% increase compared to the period ended September 30, 1995. The Company's average cost of funds for the nine months ended September 30, 1996 was 3.4% which yielded a net interest margin of 5.7%. This compares to an average cost of funds of 3.0% and a net interest margin of 6.3% for the comparable 1995 period. Interest expense of $6,639,000 for the nine months ended September 30, 1996 was $1,622,000 or 32.3% over the comparable 1995 period due to an increase in average interest bearing deposits of $39,052,000 and an increase in the average rate paid on deposits of 0.4%. Net interest income for the nine months ended September 30, 1996 increased $626,000 or 4.5% and resulted from the increase of $2,248,000 in total interest income partially offset by an increase of $1,622,000 in total interest expense.

         The Company did not make any additional provisions to the allowance for possible loan loss for the nine months ended September 30, 1996 or 1995. The analysis of the loan portfolio completed by the Company indicates that the current allowance for loan losses is adequate based on the Company's calculated provision requirements.

         Total loans charged-off net of recoveries for the nine months ended September 30, 1996 amounted to $209,000 compared to $193,000 net of recoveries for the same period in 1995. Annualized net loan charge-offs as a percentage of average loans for the nine months ended September 30, 1996 was 0.12% compared to 0.13% for the nine months ended September 30, 1995 and .09% for the year ended December 31, 1995.

         Total other income was $1,516,000 for the nine months ended September 30, 1996, an $86,000 or 6.0% increase compared to the same period of 1995. Gain on sale of investment securities increased by $33,000, other fees increased by $31,000, and mortgage banking fees increased $28,000 for the nine months ended September 30, 1995 partially offset by a decrease in deposit service charges of $12,000 as compared to the same period in 1995.

         Salaries and benefits expense for the nine months ended September 30, 1996 was $5,306,000, a $454,000 or 9.4% increase over the comparable 1995 period. This variance resulted primarily from normal salary increases and an increase in the Company's health insurance premiums. The Company employed 163 full time equivalent employees at September 30, 1996 compared to 165 full time equivalent employees at December 31, 1995 and 158 full time equivalent employees at September 30, 1995.

         Total other expenses, excluding salaries and benefits, for the nine months ended September 30, 1996, was $4,187,000, a $15,000 or 0.4% decrease from the comparable 1995 period. This decrease was the result of a decrease in the Company's FDIC Assessment of $306,000 compared to the same period in 1995. In addition, legal and professional fees increased from $409,000 in 1995 to $535,000 in 1996 primarily due to legal and accounting fees incurred due to the pending merger of South Valley Bancorporation with and into Pacific Capital Bancorp. (See Item 5, Other Information) Other variances included occupancy expense which increased $52,000 due to normal rent increases and costs associated with the remodeling of the Company's Salinas Main Branch. Advertising and promotion expense also increased during the nine months ended September 30, 1996 by $32,000 or 9.8% over the comparable period in 1995.

         Applicable income taxes of $2,575,000 for the nine months ended September 30, 1996 were $84,000, or 3.4% more than the comparable 1995 period. The Company's effective tax rate for the nine months ended September 30, 1996 was 38.5% compared to 38.8% for the same period in 1995.

Results of Operations
                      Three Months Ended September 30, 1996
                                  Compared with
                      Three Months Ended September 30, 1995

         Net income of $1,353,000 for the three months ended September 30, 1996 increased by $42,000 or 3.2% as compared to the same 1995 period. The increase in net income for the period was due primarily to an increase in net interest income of $379,000 mostly offset by an increase in non-interest expense of $330,000.

         The average balance of interest earning assets during the three months ended September 30, 1996 was $361,637,000, a $49,578,000 increase over the comparable 1995 period due to a $49,087,000 increase in average loans outstanding during the quarter. The Company's average yield on earning assets for the three months ended September 30, 1996 decreased to 8.2% from 8.4% during the comparable period in 1995. The decrease in average yields is due to a decrease in rates paid on adjustable rate loans within the loan portfolio due to rate decreases in the Prime Rate over the latter part of 1995. Total interest income increased $833,000 or 12.6% for the three months ended September 30, 1996 compared to the same 1995 period due to the increase in average interest earning assets.

         Average deposits for the Company for the three month period ended September 30, 1996 were $355,621,000, a $52,224,000 or 17.2% increase compared to the three months ended September 30, 1995. The Company's average cost of funds for the three months ended September 30, 1996 was 3.4% which yielded a net interest margin of 5.6%. This compares to an average cost of funds of 3.2% and a net interest margin of 6.0% for the same period in 1995. Interest expense of $2,379,000 for the three months ended September 30, 1996 was $454,000 or 23.6% over the comparable 1995 period due to an increase in average interest bearing deposits of $43,218,000 and, to a lesser extent, an increase in the average rate paid on deposits of 0.2%. Net interest income for the three month period ended September 30, 1996 increased $379,000 or 8.1% and resulted from the increase of $833,000 in total interest income and an increase of $454,000 in total interest expense.

         Total loan charge-offs net of recoveries for the three months ended September 30, 1996 amounted to $155,000, compared to $177,000 of net recoveries for the same period in 1995. Annualized net loan charge-offs as a percentage of average loans for the three months ended September 30, 1996 was 0.25% compared to 0.35% for the three months ended September 30, 1995.

         Total other income was $476,000 for the three months ended September 30, 1996, a $2,000 or 0.4% decrease compared to the same period of 1995. Mortgage banking fees decreased by $18,000 or 45.0% during the third quarter of 1996 compared to the same period in 1995. Other variances include gain on sale of loans which increased by $7,000 and deposit service charges which increased from $351,000 to $356,000 in the third quarter of 1996.

         Salaries and benefits expense for the three months ended September 30, 1996 was $1,766,000, a $121,000 or 7.4% increase over the comparable 1995 period, and resulted primarily from normal salary increases and an increase in the Company's group insurance premiums. The Company employed 161 full time equivalent employees at September 30, 1996 compared to 165 full time equivalent employees at December 31, 1995 and 158 full time equivalent employees at September 30, 1995.

         Total other expenses, excluding salaries and benefits, for the three months ended September 30, 1996, was $1,573,000, a $209,000 or 15.3% increase from the comparable 1995 period. The increase resulted primarily from an increase in legal and professional fees of $136,000 principally associated with the pending merger of South Valley Bancorporation with and into Pacific Capital Bancorp. (See Item 5, Other Information)

Other expense also increased in the third quarter of 1996 to $433,000 from $375,000 in the same period in 1995 due primarily to expense associated with OREO.

         Applicable income taxes of $844,000 for the three months ended September 30, 1996 were $5,000, or 0.6% more than the comparable 1995 period. The Company's effective tax rate for the three months ended September 30, 1996 was 38.4% compared to 39.0% for the same period in 1995.

Liquidity Management

         Liquidity   represents   the   ability  of  the  Company  to  meet  the
requirements of customer borrowing needs as well as fluctuations in deposit flows.

         Core deposits, which include demand, savings and interest bearing demand accounts, money market accounts and time deposits of less than $100,000, provide a relatively stable funding base. Core deposits averaged $183,019,000 or 43.1% of average total assets during the three months ended September 30, 1996, as compared to $158,984,000 or 45.9% of average total assets for the same period in 1995. At September 30, 1996 core deposits were $184,672,000 or 44.8% of total assets, compared to $164,574,000 or 46.5% of total assets at year end 1995.

         The Company's principal sources of asset liquidity are cash and cash due from banks, time deposits with other financial institutions, Federal Funds sold, short term investments, and available-for-sale investment securities. At September 30, 1996 these sources represented $131,779,000 or 36.1% of total deposits compared to $117,794,000 or 38.3% at year end 1995. This increase in liquid assets for the nine months ended September 30, 1996 resulted primarily from an increase in Federal Funds sold and short term investments.

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

         The following tables show the Company's and the Bank's risk-based and leverage capital ratios as of September 30, 1996 and December 31, 1995. As indicated in these tables, the Company's and the Bank's capital ratios significantly exceeded the minimum capital levels required by current federal regulations. Management believes that the Company and the Bank will continue to meet their respective minimum capital requirements in the foreseeable future.

                            Risk Based Capital Ratio
                             (Dollars in Thousands)
                                   (Unaudited)

                                              Pacific Capital Bancorp
                                 September 30, 1996           December 31, 1995
                                 ------------------          ------------------
                                 Amount      Ratio           Amount       Ratio
                                 ------      -----           ------       -----

Tier 1 Capital                  $45,005      14.96%          $42,976      17.60%

Tier 1 Capital Minimum
         Requirement             12,035       4.00%           9,765        4.00%
                                -------                     -------

Excess                          $32,970      11.79%         $33,211       13.60%
                                =======                     =======

Total Capital                   $47,193      15.69%         $45,373       18.59%

Total Capital Minimum
         Requirement             24,070       8.00%          19,529        8.00%
                                -------                     -------

Excess                          $23,123       7.69%         $25,844       10.59%
                                =======                     =======

Risk Adjusted Assets                  $300,870                     $244,114
                                      ========                     ========


                                    First National Bank of Central California
                                 September 30, 1996           December 31, 1995
                                 ------------------          ------------------
                                 Amount      Ratio           Amount       Ratio
                                 ------      -----           ------       -----

Tier 1 Capital                  $40,731      13.73%         $40,532       16.78%

Tier 1 Capital Minimum
         Requirement             11,864        4.00%          9,662        4.00%
                                -------                     -------

Excess                          $28,867        9.73%        $30,870       12.78%
                                =======                     =======

Total Capital                   $42,919       14.47%        $42,929       17.77%

Total Capital Minimum
         Requirement             23,728        8.00%         19,325        8.00%
                                -------                     -------

Excess                          $19,191        6.47%        $23,604        9.77%
                                =======                     =======

Risk Adjusted Assets                   $296,600                    $241,561
                                       ========                    ========

                                 Leverage Ratio
                             (Dollars in Thousands)
                                   (Unaudited)

                                             Pacific Capital Bancorp
                                 September 30, 1996         December 31, 1995
                                 ------------------        ------------------
                                 Amount      Ratio         Amount      Ratio
                                 ------      -----         ------      -----

Tier 1 Capital to Average
         Total Assets           $45,005      11.15%       $42,976      12.00%

Minimum Leverage                $12,104 to    3.00% to    $10,747 to    3.00% to
         Requirement            $20,173       5.00%       $17,912       5.00%

Excess                          $24,832 to    6.15% to    $25,064 to    7.00% to
                                $32,901       8.15%       $32,229       9.00%

Average Total Assets                  $403,452                       $358,232
                                      ========                       ========

                                    First National Bank of Central California
                                 September 30, 1996        December 31, 1995
                                 ------------------        ------------------
                                 Amount      Ratio         Amount     Ratio
                                 ------      -----         ------     -----

Tier 1 Capital to Average
         Total Assets           $40,731      10.18%       $40,532      11.38%

Minimum Leverage                $11,999 to    3.00% to    $10,685 to    3.00% to
         Requirement            $19,998       5.00%       $17,809       5.00%

Excess                          $20,733 to    5.18% to    $22,723 to    6.38% to
                                $28,732       7.18%       $29,847       8.38%

Average Total Assets                   $399,963                 $356,173
                                       ========                 ========

         Federal banking laws impose restrictions upon the amount of dividends the Bank may declare to the Company. Federal laws also impose restrictions upon the amount of loans or advances that the Bank may extend to the Company. In management's opinion, these do not affect the ability of the Company to meet its cash obligations.

                          PART II -- OTHER INFORMATION



Item 5.  Other Information

                   On July 18, 1996, the Company entered into an Agreement and Plan of Reorganization ("Agreement") with South Valley Bancorporation (Commission File # 2-78293-LA), ("South Valley") pursuant to which South Valley will merge with and into the Company in a merger transaction expected to be accounted for as a pooling-of-interests. The Company plans to issue .92 shares of Pacific Capital Bancorp common stock for each share of South Valley common stock, subject to certain potential downward adjustments described in the Agreement. It is anticipated that the transaction will be consummated during the fourth quarter of 1996.Based n the outstanding shares of South Valley as of September 30, 1996, and the exchange ratio specified in the Definitive Agreement, the Company expects to issue approximately 1,285,000 shares in connection with the merger. As of September 30, 1996, South Valley had total assets of $183,230,000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date   November 8, 1996                                /S/    D. Vernon Horton
       -----------------                               -----------------------
                                                       D. Vernon Horton
                                                       Chief Executive Officer





Date   November 8, 1996                               /S/    Dennis A. DeCius
       -----------------                               -----------------------
                                                       Dennis A. DeCius
                                                       Executive Vice President
                                                       Chief Financial Officer