Form 10-K405
period 1996-12-31
PACIFIC CAPITAL BANCORP
filed 1997-03-31
CIK 731805

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
For the Fiscal Year Ended:  December 31, 1996

                                       or

[    ]  TRANSACTION REPORT PURSUANT TO SECTION  13 OR 15(d)  OF THE  SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Aggregate market value of common stock held by nonaffiliates of Pacific Capital Bancorp at March 1, 1997: $106,871,000 Number of shares of Common Stock outstanding at March 1, 1997: 4,090,757

Documents Incorporated by Reference:   Location in Form 10-K
-----------------------------------    ---------------------

1996 Annual Report to Shareholders.    Part I, Items 1 and 2

Proxy Statement for 1997 Annual        Part III, Items 10, 11, 12 and 13
Meeting of Shareholders
                                       THIS REPORT INCLUDES A TOTAL OF 115 PAGES
                                                     EXHIBIT INDEX IS ON PAGE 69

                                                     TABLE OF CONTENTS

                                                                                        Page
---------------------------------------------------------------------------------------------------------------------
                                                                   Form 10-K        Annual Report         Proxy
                                                                                         (1)          Statement (2)
                                                              -------------------- ----------------- ----------------
Part I
Item 1      Business                                                1
              Statistical Information                               4
                Distribution of Assets, Liabilities, Equity,
                  Interest Rates and Interest Differential          4               27-29
                Investment Portfolio                                5               12-13, 35-36
                Loan Portfolio                                      5               8, 14-15, 31-32
                Summary of Loan Loss Experience                     6               33
                Deposits                                            6               10-11
                Financial Ratios                                    6               2
                Competition                                         6-7
                Supervision and Regulation                          8-9
                Capital Standards                                   9-11            40-41
Item 2      Properties                                              13
Item 3      Legal Proceedings                                       13
Item 4      Submission of Matters to a Vote of
               Securities Holders                                   13
Part II
Item 5      Market for Registrants Common Stock and
               Related Stockholder Matters                          13              45
Item 6      Selected Financial Data                                 13              1
Item 7      Management Discussion and Analysis of
               Financial Condition and Results of
               Operations                                           14              22-45
Item 8      Financial Statements and Supplementary Data             14              2-26
Item 9      Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure                                           14
Part III
Item 10     Directors and Executive Officers of the
               Registrant                                           14                                       4-9
Item 11     Executive Compensation                                  15                                       9-13
Item 12     Security Ownership of Certain Beneficial
               Owners and Management                                15                                       4-5
Item 13     Certain Relationships and Related Transactions          15              15, 23                   13
Part IV
Item 14     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                  15-16           1-26

(1) The 1996 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K.

(2) The Proxy Statement dated for the Annual Meeting of Shareholders, portions of which are incorporated by reference into this Form 10-K.

                                     PART I

ITEM 1   BUSINESS

GENERAL

         Pacific Capital Bancorp (the "Company") is a California bank holding company headquartered in Salinas, California and incorporated on January 26, 1983. Its principal wholly-owned subsidiaries, First National Bank of Central California (formerly First National Bank of Monterey County ), ("First National") commenced operations on April 2, 1984, and South Valley National Bank, ("South Valley") commenced operations on April 21, 1982.

         On November 20, 1996, the Company acquired South Valley Bancorporation ("SVB") and its banking subsidiary, South Valley, headquartered in Morgan Hill, California. Each share of SVB common stock outstanding on November 20, 1996, was converted into .92 shares of the Company's common stock. The Company issued approximately 1,291,000 shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of SVB. The consolidated financial statements of the Company give effect to the merger, which has been accounted for as a pooling-of-interests. Accordingly, the accounts of SVB have been combined with those of the Company for all periods presented.

         First National is a full service commercial bank serving Monterey, Salinas, Carmel, Watsonville, and surrounding areas in Monterey and Santa Cruz Counties in California.

         South Valley is a full service commercial bank serving Morgan Hill, Gilroy, Holister, San Juan Bautista, and surrounding areas in Santa Clara and San Benito Counties in California.

         The Company itself does not engage in any business activities other than the ownership of the banks and the ownership of one other wholly-owned subsidiary, Pacific Capital Services Corporation ("PCSC"). PCSC has no active operations at this time.

         First National and South Valley are collectively referred to herein as the "Subsidiary Banks."

General Banking Services

         The Subsidiary Banks provides a wide range of commercial banking services to individuals, professionals, and small- and medium-sized businesses. The services provided include those typically offered by commercial banks, such as: checking, interest checking and savings accounts, travelers checks, safe deposit boxes, collection services, night depository facilities and wire and telephone transfers. In addition to the above deposit services, the Subsidiary Banks also provide a full array of loan products including commercial, real estate and consumer loans as well as a variety of government assisted loan programs such as SBA or Rural Economic Community Development Service guaranteed loans. Professional firms, individuals and businesses form the core of the Subsidiary Banks customer and deposit bases.

         The Subsidiary Banks maintain lobby hours between 9:00 a.m. and 5:00 p.m., Monday through Thursday and between 9:00 a.m. and 6:00 p.m. on Friday. South Valley's Gilroy and Hollister offices are also open from 9:00 A.M. to 12:00 P.M. on Saturday. In addition to a broad range of retail products and services, the Subsidiary Banks offer courier pick-up service, nationwide ATM access available through the Star(R) system, Cirrus(R), Plus(R) Explore(R) and Ca$h24(R), and point of sale transactions through Explore(R), Maestro(R) and Discover/Novus(R), merchant bank card support with electronic ticket capture, self directed IRA, discount brokerage services and consumer and business credit cards. First National also offers offsite ATM access at the Prunetree Shopping Center, Prunedale, California and at the Monterey Pennisula College, Monterey, Calififornia. The Subsidiary Banks do not offer trust services.

         Most of the Subsidiary Banks deposits are obtained from individuals, professionals and small- and medium-sized businesses. As of December 31, 1996 the Subsidiary Banks had a total of 34,524 accounts representing 18,940 interest bearing and non-interest bearing (checking) accounts with an average balance of approximately $11,410 each; 11,434 savings and money market accounts with an average balance of approximately $14,421 each; and 4,150 other time deposits with an average balance of approximately $40,046 each. The Subsidiary Banks are members of the Federal Deposit Insurance Corporation (the "FDIC") and the deposits of each depositor of the Subsidiary Banks are insured up to $100,000.

         The Subsidiary Banks engage in a full complement of lending activities, including commercial, consumer/installment and short-term real estate loans, with a particular emphasis on short- and medium-term commercial obligations. Commercial lending activities are directed principally toward small- to medium-sized businesses, such as professional firms, retail, light industry and manufacturing to which the Subsidiary Banks make (a) loans for working capital,
(b) loans secured by receivable and inventory, (c) term loans for equipment; and
(d) real estate development loans. In addition to conventional commercial lending, the Subsidiary Banks also offer an array of government assisted loan products including SBA guaranteed loans, SBA 504 loans (primarily for commercial real estate transactions), Rural Economic Community Development Services guaranteed loans and loans guaranteed under the State of California guarantee program. The Subsidiary Banks also work to meet the needs of the local municipalities by providing lease financing for a wide variety of equipment purchases including energy retrofit, fire trucks, police cars, portable classrooms, etc. Consumer lending is oriented primarily to the needs of the Subsidiary Banks customers, with an emphasis on automobile financing and real estate loans. Real estate loans include home loans and equity advance loans.

         In addition, the Subsidiary Banks offer construction loans, generally for single-family residences and multi-unit projects. Real estate and construction loans are typically secured by first deeds of trust and guarantees from principals of the borrower. The economic viability of the project and the borrower's credit worthiness are primary considerations in the loan underwriting decision. The Subsidiary Banks use independent local appraisers, conservative loan-to-value ratios and close monitoring of the projects during construction phases, and in the absence of rapid declines in real estate values, ultimate collectibilty of these secured loans is considered by the Subsidiary Banks management to be better than the average mix of commercial loans. The Subsidiary Banks do not make long term fixed rate real estate loans and, therefore, material sustained increases or decreases in general interest rate levels have only a short-term effect on the Subsidiary Banks net yield on real estate loans.

         The Subsidiary Banks concentrate their lending activities in the following areas: real estate loans, commercial loans, consumer loans to individuals, and other loans. As of December 31, 1996, these four categories accounted for approximately 60.0%, 29.2%, 5.8%, and 5.0% respectively, of the Company's loan portfolio. As of December 31, 1996, the Company had total loans outstanding of $388,728,000. No material portion of the Subsidiary Bank's loan portfolio is concentrated within a single industry or group of related industries.

         The interest rates charged for the various loans made by the Subsidiary Banks vary with the degree of risk, size, and maturity of the loans involved and are generally affected by competition, governmental regulation and by current money market rates.

         The Company's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio. The Subsidiary Banks follow the policy of non-accrual of interest on a loan when principal or interest is 90 days or more past due unless the loan is well secured and in the process of collection. Interest income from non-accrual loans is not accrued on the books, but rather is recorded only when and if received. When a loan is placed on a non-accrual basis, any previously accrued but unpaid interest is reversed and charged against current income unless there is adequate collateral to assure recovery of the accrued interest.

Correspondent Banks

         The Subsidiary Banks have correspondent relationships with Wells Fargo Bank, N.A., Union Bank of California., Bank of America, N.T.& S.A., City National Bank and the Federal Reserve Bank of San Francisco. These relationships are a result of the Subsidiary Banks efforts to obtain a wide range of services for the Subsidiary Banks and its customers and, as net sellers of federal funds (overnight interbank loans), to minimize the risk of an undue concentration of its resources with a few entities. The Subsidiary Banks do not currently serve, nor do they have plans to serve, as a correspondent to other banks.

         The correspondent banks perform the following services for the Subsidiary Banks: arrange loan participations; purchase and sell federal funds; obtain lines for letters of credit; buy and sell investment securities; safekeep the Subsidiary Banks investment securities; send and receive foreign wire transactions and data processing services.

Existing Locations

         First National currently operates five branch offices: the Monterey branch located at 495 Washington Street, Monterey; the Salinas branch located at 1001 South Main Street, Salinas; the Oldtown office located at 307 Main Street, Salinas; the Carmel branch located in the Carmel Rancho Shopping Center, Carmel; and the Watsonville branch located at 655 Main Street, Watsonville. First National Bank offers offsite 24-hour ATM services and night depository facilities at the Prunetree Shopping Center located in Prunedale, and ATM services located at the Monterey Pennisula College,

Monterey , California. The Company's loan administration department is located at 517 S. Main Street, Salinas. In addition to a banking office, the Oldtown office located at 307 Main Street, Salinas houses all of the Company's administrative functions as well as the Data Processing/Operations department and a Community/Board room.

         South Valley National Bank currently operates four branch offices: the Morgan Hill branch located at 500 Tennant Station in Morgan Hill; the Gilroy branch located at 8000 Santa Teresa Boulevard, Gilroy; the Hollister branch located at 1730 Airline Highway, Hollister; and the San Juan Bautista branch located at 301 Third Street, San Juan Bautista.

         As of December 31, 1996, the Company and its subsidiaries employed 259 full-time equivalent employees.

Other Information Concerning the Company and the Subsidiary Banks

         The Company and its Subsidiary Banks hold no material patents, trademarks, licenses, franchises or concessions except for the written approvals issued by the Office of the Comptroller of the Currency (the "OCC") for the Subsidiary Banks banking offices.

         No material expenditures were made by the Company or its Subsidiary Banks during the last three fiscal years on research and development activities relating to the development of services or the improvement of existing services.

         Based upon present business activities, compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effect upon the capital expenditures, earnings and competitive position of the Company or its Subsidiary Banks.

Pacific Capital Services Corporation

         PCSC, a wholly-owned subsidiary of the Company, was incorporated on April 22, 1985, to arrange and broker residential, commercial and construction loans and other extensions of credit. PCSC commenced operations on July 1, 1985, with a primary emphasis in the area of residential mortgage loans. In December, 1988, the functions performed by PCSC were taken over by First National and PCSC ceased operations. The Company maintains PCSC as an inactive subsidiary.

SELECTED STATISTICAL INFORMATION

         Consolidated statistical information concerning the business of the Company and the Subsidiary Banks is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") on pages 22 through 45 the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, (the "Annual Report") and in Notes 1-14 to the Consolidated Financial Statements on pages 1 through 21 of the Annual Report, which pages of the Annual Report are incorporated herein
by  reference.   This  information  should  be  read  in
conjunction with the Consolidated Financial Statements and the Notes thereto included in the Annual Report which have been incorporated herein by reference.

Distribution of Average Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

         The Company's average consolidated balance sheet and an analysis of net interest earnings for the years ended December 31, 1996, 1995 and 1994 is set forth in Management's Discussion and Analysis on page 27 of the Annual Report.

         A table setting forth the changes in interest income and interest expense in 1996 and 1995 resulting from changes in volume and changes in rates is set forth in Management's Discussion and Analysis on page 28 of the Annual Report.

Investment Portfolio

         The amortized cost and estimated fair values of each category of investment securities at December 31, 1996, and 1995 and the maturities of investment securities at December 31, 1996, are set forth in Note 5 of the Notes to Consolidated Financial Statements on pages 12 and 13 of the Annual Report.

         At December 31, 1996, investment securities from the following issuers each totaled over ten percent (10%) of shareholder's equity of the Company:

                                                   Amortized         Estimated
                                                   Cost              Fair value

         Available-for-sale securities:

            U.S. Treasury and Agencies             $ 64,109,000     $ 64,081,000
            Agency Mortgage-Backed Securities      $ 45,470,000     $ 45,176,000


Loan and Lease Portfolio

          The composition of the loan and lease portfolio for the five years ended at December 31, 1996, is set forth in Management's Discussion and Analysis on page 32 of the Annual Report.

          Maturities and sensitivity to changes in interest rates in the loan and lease portfolio, including real estate-mortgage and consumer loans, as of December 31, 1996, are summarized in Management's Discussion and Analysis on page 33 of the Annual Report.

          The composition of nonaccrual, past due and restructured loans and leases for the five years ended December 31, 1996, and a discussion of the Company's policy for placing loans on nonaccrual status is set forth in Management's Discussion and Analysis on page 37 of the Annual Report.

Summary of Loan Loss Experience

         An analysis of loan loss experience for the five years ended December 31, 1996, and a description of the factors which influenced management's judgment in determining the amount of the additions to the allowance charged to operating expenses in each fiscal period, as well as a discussion of the risk elements in the loan portfolio, are set forth in Management's Discussion and Analysis on page 35of the Annual Report.

Deposits

         The average amount of and the average rate paid on major deposit categories for the years ended December 31, 1996, 1995 and 1994 is set forth in Management's Discussion and Analysis on page 39 of the Annual Report.

         The maturity of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more at December 31, 1996, is set forth in Management's Discussion and Analysis on page 39 of the Annual Report.

Financial Ratios

         Certain ratios of profitability, liquidity and capital for the years ended December 31, 1996, and 1995 are summarized in the Selected Financial Data on page 1 of the Annual Report.


COMPETITION

         In California and in the Subsidiary Banks primary service areas, major banks dominate the commercial banking industry. Among the advantages which these banks have over the Subsidiary Banks are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. By virtue of their larger amounts of capital, such institutions have substantially greater lending limits than the Subsidiary Banks and perform certain functions, including trust services and international banking, which are not offered directly by the Subsidiary Banks but are offered indirectly through its correspondent institutions.

         First National's primary service area consists of Monterey County and Southern Santa Cruz County and encompasses the cities of Monterey, Carmel, Pacific Grove, Seaside, Marina, Sand City, Del Rey Oaks, Salinas, Prunedale, Watsonville and the unincorporated communities of Pebble Beach, Carmel Valley and North Monterey County. Based on data as of the most recent practicable date, June 30, 1996, there were 82 financial institutions with $3,878.6 million in deposits serving this area. First National's market share at June 30, 1996 was as follows(1):

                                     First National
                    Total Deposits    Bank Deposits   First National Bank Market
Service Area        (in thousands)   (in thousands)                        Share
-------------------------------------------------------------------------------
Monterey                $1,395,167         $123,007                       8.8%
Salinas                  1,439,932          133,984                       9.3%
Carmel                     432,021           32,640                       7.5%
Watsonville                611,458           55,255                       9.0%
-------------------------------------------------------------------------------
Total                   $3,878,578         $344,886                       8.9%
===============================================================================


           South Valley's primary service area is Southern Santa Clara County and San Benito County, which includes the cities of Morgan Hill, Gilroy, Hollister and San Juan Bautista. Based upon data as of the most recent practicable date, June 30, 1996, there were 27 financial institutions with $947.2 million in deposits serving this area. South Valley's market share at June 30, 1996 was as follows(1):

                                        South Valley      South Valley
                      Total Deposits    Bank Deposits     National Bank
Service Area          (in thousands)   (in thousands)     Market Share
-----------------------------------------------------------------------
Morgan Hill                 $308,311          $62,673            20.3%
Gilroy                       325,585           64,637            19.9%
Hollister                    299,633           20,905             7.0%
San Juan Bautista             13,657           10,803            79.1%
-----------------------------------------------------------------------
Total                       $947,186         $159,018            16.8%
===================================== ================ ================

(1) Sheshunoff(TM)Information Services Branches of California and Hawaii, June 1996 Data.

         Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt securities, as well as other depository institutions such as thrift and loan companies and credit unions, also provide competition for the Subsidiary Banks in the acquisition of deposits. The Subsidiary Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings.

         From time to time, legislation is proposed or enacted which has the effect of increasing the cost of doing business, limiting permissible activities or affecting the competitive balance between banks and other financial institutions. It is impossible to predict the competitive impact these and other changes in legislation will have on commercial banking in general or on the business of the Subsidiary Banks in particular.

SUPERVISION AND REGULATION

The Effect of Governmental Policy on Banking

         The earnings and growth of the Company and the Subsidiary Banks are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System (the "FRB") influences the supply of money through its open market operations in U.S. Government securities, and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also effect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company and the Subsidiary Banks cannot be predicted.

         As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company.

Regulation and Supervision of Bank Holding Companies

         The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company reports to, registers with, and may be examined by the FRB. The FRB also has the authority to examine the Company's subsidiaries.

         The FRB requires the Company to maintain certain levels of capital. See "Capital Standards" herein. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB.

           Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company. Any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the FRB's approval.

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

         Legislation was recently introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of such legislative changes and the impact of such changes might have on the Company and the Subsidiary Banks are imposible to predict.

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

         Transactions between the Company and the Subsidiary Banks and any future subsidiaries are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

Bank Regulation and Supervision

         As national banks, the Subsidiary Banks are regulated, supervised and regularly examined by the OCC. Deposit accounts at the Subsidiary Banks are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, to the maximum amount permitted by law. The Subsidiary Banks are also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law.

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

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets and off balance sheet items. The federal banking agencies measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off balance sheet items of 4%.

         In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating since a strong capital position is a significant part of the rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The  following  tables  present  the  capital  ratios  for the  Company  and the
Subsidiary Banks as of December 31, 1996.
                                        The Company                     South Valley                   First National
                                       Amount           Ratio          Amount          Ratio          Amount           Ratio
------------------------------- -------------- --------------- --------------- -------------- --------------- ---------------
                                      (000's)                         (000's)                        (000's)
Risk-Based Capital Ratio:
   Tier 1 Capital                     $63,469          13.91%         $16,096         11.63%         $42,034          13.40%
   Minimum Requirement                 18,254           4.00%           5,534          4.00%          12,546           4.00%
      Excess                           45,215           9.91%          10,562          7.63%          29,488           9.40%
                                       ======           =====          ======          =====          ======           =====
   Total Capital                       67,141          14.71%          17,409         12.58%          44,258          14.11%
   Minimum Requirement                 36,508           8.00%          11,060          8.00%          25,092           8.00%
      Excess                           30,633           6.71%           6,340          4.58%          19,166           6.11%
                                       ======           =====           =====          =====          ======           =====
Risk-Adjusted Assets                 $456,356                        $138,362                       $313,644



                                       The Company                     South Valley                   First National
                                       Amount          Ratio          Amount           Ratio          Amount           Ratio
------------------------------ --------------- -------------- --------------- --------------- --------------- ---------------
                                      (000's)                        (000's)                         (000's)

Leverage Ratio:
   Tier 1 Capital                     $63,469         10.55%         $16,096           8.61%         $42,034          10.29%
   Minimum Requirement                 24,060          4.00%           7,481           4.00%          16,340           4.00%
      Excess                           39,409          6.55%           8,615           4.61%          25,694           6.29%
                                       ======          =====           =====           =====          ======           =====
Average Quarterly Assets             $601,496                       $187,024                        $408,502


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

         The payment of dividends by a national bank is further restricted by additional provisions of federal law, which prohibits a national bank from declaring a dividend on its shares of common stock unless its surplus fund exceeds the amount of its common capital (total outstanding common shares times the par value per share). Additionally, if losses have at any time been sustained equal to or exceeding a bank's undivided profits then on hand, no dividend can be paid. Moreover, even if a bank's surplus exceeds its common capital and its undivided profits exceed its losses, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. A national bank must consider other business factors in determining the payment of dividends. The payment of dividends by the Bank is governed by the Bank's ability to maintain minimum required capital levels and an adequate allowance for loan losses. The federal banking agencies also have the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payments of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statue.

         The Company has paid a stock dividend every year since 1986 and cash dividends were paid in 1993, 1994, 1995 and 1996.

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

         In May 1995, the BIF achieved its target goal of bringing the ratio of insurance fund reserves to $1.25 for each $100 of insured deposits. Based on this reserve level, the FDIC in September 1995, reduced the range of insurance assessments to a range of $0.04 to $0.31 per $100 in insured deposits. In November 1995, the FDIC further reduced the range of insurance assessment rates from $0.04 to $0.31 to $0 to $0.31 per $100 in insured deposits. Due to these changes in assessment rates, the Company's FDIC assessment expense decreased for 1995 by $316,000 or 94.6%. During 1996, a special one-time assessment was paid by BIF-insured financial institutions to the FDIC for the purpose of assisting in the recapitalization of the Savings Association Insurance Fund (the "SAIF") The SAIF is the insurance fund reserve for savings institutions. In November 1996, the Subsidiary Banks paid $71,000 for this special assessment.

Interstate Banking and Branching

         The Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Act"), which was enacted in 1994, codifies the authority of banks to provide specified interstate banking services on an agency basis to customers of affiliate banks as of September 1995. Also, under the act, as of September 1995, bank holding companies may acquire banks in other states, subject to certain deposit concentration limitations. Beginning June 1, 1997, and subject to certain deposit concentration and other limitations, banks may merge with other banks in states that do not "opt out" of the interstate legislation prior to June 1, 1997. Interstate mergers may be conducted prior to June 1, 1997 in states that specifically permit such mergers. In addition, prior to June 1, 1997, certain consolidations are possible using the "30-mile rule," which allows national banks to relocate their headquarters up to 30 miles away, including across state lines. Currently, several states have already "opted in" to the interstate legislation.

         Effective October 2, 1995, California opted in early to interstate branching by permitting other state's banks to acquire an entire California bank by merger or purchase and thereby establish one or more California branch offices, provided the acquired bank has been in existence at lease five years.

Accounting Pronouncements

                 Accounting Pronouncements - During 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under this approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. This statement is effective for years ending after December 31,

1996. The Company does not believe this statement will have any significant impact on its consolidated financial statements.

ITEM 2   PROPERTIES

         On December 31, 1996, the Company had 10 offices, of which 4 were owned and 6 were leased by the Company or its Subsidiary Bank's. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See page 23 of the Annual Report incorporated herein by reference for further information on leases.

ITEM 3   LEGAL PROCEEDINGS

          Neither the Company nor its Subsidiary Banks is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A special meeting of shareholders of the Company was held on October 22, 1996. The shareholders approved the Agreement and Plan of Reorganization dated July 18,1996, between the Company and SVB providing for the merger of SVB with and into the Company. There were 1,599,455 votes cast for approval, 2,818 votes against or withheld and 38,655 abstentions. There were no broker non-votes.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         For information concerning the Company's common stock and related security holder matters, see "Pacific Capital Bancorp Stock Activity" at Page 45 of the Annual Report, which is incorporated herein by reference. For information regarding dividends, see "Restrictions on Dividends and other Distributions" under Part I, Item 1 of this Form 10-K on page 13

         As of September 10, 1996, there were 2,063 holders of record of the Company's Common Stock.

ITEM 6   SELECTED FINANCIAL DATA

         For selected financial data concerning the Company, see "Selected Financial Information and Comparative Per Share Data" at Page 1 of the Annual Report, which is incorporated herein by reference.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         For management's discussion and analysis of financial condition and results of operations, see "Management's Discussion and Analysis" at Pages 22 through 45 of the Annual Report, which pages of the Annual Report are incorporated herein by reference.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For financial statements of the Company, see Pages 2 through 26 of the Annual Report and the "Independent Auditors" Report thereon at Page 49 which pages of the Annual Report are incorporated herein by reference.


ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.
                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors and Executive Officers

         For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS OF THE COMPANY" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, for the fiscal year ended December 31, 1996, all filing requirements applicable to its officers and directors have been satisfied.

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

         The consolidated financial statements of Pacific Capital Bancorp and subsidiaries, other financial information and the Independent Auditors' Report on Consolidated Financial Statements appearing at the indicated location in the Annual Report are incorporated by reference into this report.

2.       Financial Statement Schedules.

         In accordance with Regulation S-X, the financial statement schedules have been omitted because (a) they are not applicable to or required of the Company; or (b) the information required is included in the consolidated financial statements or notes thereto.

         With the exception of such information in the 1996 Annual Report incorporated herein by reference, the 1996 Annual Report is not deemed "filed" as part of this report.

3.       Exhibits.

         See Index to Exhibits at pages 69 - 73 of this Form 10-K.

(b)      Reports on Form 8-K.

         A report on Form 8-K dated July 24, 1996, was filed with the Commission on July 24, 1996, reporting under Item 5 -- Other Events. The Company's stock repurchase program was amended to increase the price per share at which the Company may repurchase shares of the Company's outstanding common stock at prices ranging from $25.00 per share to $28.00 per share.

         A report on Form 8-K dated December 3, 1996, was filed with on December 3, 1996, reporting under Item 2 the Company's acquisition by merger of SVB and its subsidiary, South Valley, which is more fully discussed under Item 1 of this Form 10-K. A report on Form 8-K/A dated January 21, 1997 was filed on January 21, 1997 amending the Form 8-K filed on December 3, 1996 to furnish the information under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1996, 1995, and 1994

                   (With Independent Auditors' Report Thereon)


                                         PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                            SELECTED FINANCIAL INFORMATION AND
                                                COMPARATIVE PER SHARE DATA

-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)           1996          1995           1994         1993         1992
-------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Interest income                                          $  43,958     $  38,678     $  33,030     $  29,346    $  30,943
Interest expense                                            13,319        10,971         8,074         7,763       10,609
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                         30,639        27,707        24,956        21,583       20,334
Provision for possible loan losses                             685           527           479         1,278        1,265
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for possible loan losses                                 29,954        27,180        24,477        20,305       19,069
Other income                                                 3,206         3,056         2,888         2,911        2,913
Other expense                                               22,727        19,352        17,345        16,445       15,935
Net (loss) gain on Securities Transactions                     (46)          (73)          (17)          120            3
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  10,387        10,811        10,003         6,891        6,050
Income taxes                                                 4,348         4,200         3,778         2,426        2,088
-------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
    accounting change                                        6,039         6,611         6,225         4,465        3,962
Cumulative effect of accounting change                        --            --            --             549         --
-------------------------------------------------------------------------------------------------------------------------
Net income                                               $   6,039     $   6,611     $   6,225     $   5,014    $   3,962
-------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Income before cumulative effect of
   accounting change                                     $    1.42     $    1.58     $    1.51     $    1.08    $    0.96
Net income                                                    1.42          1.58          1.51          1.22         0.96
Cash dividends                                                 .60           .53           .40           .30         --
Book value                                                   15.59         15.54         14.60         13.83        13.57

BALANCES AT YEAR END
Total assets                                               619,439       530,852       487,749       436,958      433,656
Total loans                                                388,728       300,895       290,352       265,903      265,647
Total deposits                                             547,182       465,508       427,870       382,475      382,094
Total shareholders' equity                                  63,646        60,533        55,002        50,039       46,068

AVERAGE DAILY BALANCES
Total assets                                               568,686       496,007       459,695       433,558      414,928
Total loans                                                332,421       290,265       277,263       259,131      272,368
Total deposits                                             501,833       431,975       404,047       382,183      365,932
Total shareholders' equity                                  63,106        58,183        52,719        48,205       44,274

PERFORMANCE AND CAPITAL RATIOS
Return on average assets                                      1.06%         1.33%         1.35%         1.16%        0.95%
Return on average shareholders' equity                        9.57%        11.36%        11.81%        10.40%        8.95%
Average shareholders' equity to average assets               11.10%        11.73%        11.47%        11.12%       10.67%
-------------------------------------------------------------------------------------------------------------------------


                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

December 31,
---------------------------------------------------------------------------------------------------
(In thousands, except share amounts)                                            1996         1995
---------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                      $  48,126    $  34,327
Federal funds sold                                                              14,910       38,226
Money market funds                                                              13,209        6,681
---------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                                 76,245       79,234

Investment securities:
    Held-to-maturity, at amortized cost
       (fair value of $9,741 and $15,875, respectively)                          9,680       15,685
    Available-for-sale, at fair value                                          116,528      110,143
---------------------------------------------------------------------------------------------------
     Total investment securities                                               126,208      125,828

Loans available for sale                                                         5,821        3,876

Loans, net of unearned income                                                  388,728      300,895
Less allowance for possible loan losses                                          3,672        3,710
---------------------------------------------------------------------------------------------------
     Net loans                                                                 385,056      297,185

Premises and equipment, net                                                     15,300       13,507
Accrued interest receivable and other assets                                    10,809       11,222
---------------------------------------------------------------------------------------------------
     Total assets                                                            $ 619,439    $ 530,852
===================================================================================================

Liabilities and Shareholders' Equity

Deposits:
  Demand, noninterest bearing                                                $ 131,332    $ 115,861
  Demand, interest bearing                                                      84,770       76,770
  Savings and money market                                                     164,890      151,337
  Time certificates                                                            166,190      121,540
---------------------------------------------------------------------------------------------------
     Total deposits                                                            547,182      465,508

Accrued interest payable and other liabilities                                   8,611        4,811
---------------------------------------------------------------------------------------------------
     Total liabilities                                                         555,793      470,319
---------------------------------------------------------------------------------------------------

Shareholders'  equity:
  Preferred stock; no par value, 20,000,000 shares authorized and unissued
  Common stock; no par value, 20,000,000 shares authorized: 4,083,363 and 3,783,960 shares issued and outstanding in 1996 and 1995,
    respectively                                                                49,388       42,566
  Retained earnings                                                             14,423       17,601
  Net unrealized (loss) gain on available-for-sale securities                     (165)         366
---------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                 63,646       60,533

Commitments and contingencies
---------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                              $ 619,439    $ 530,852
===================================================================================================

See accompanying notes to consolidated financial statements.


                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
-----------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                               1996        1995        1994
-----------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                         $ 33,845    $ 30,490    $ 26,430
  Interest on federal funds sold                                        1,806       1,870       1,182
  Interest on investment securities:
     Taxable                                                            7,557       5,415       4,461
     Non-taxable                                                          750         903         957
-----------------------------------------------------------------------------------------------------
      Total interest income                                            43,958      38,678      33,030
-----------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                 13,292      10,922       7,985
  Other interest expense                                                   27          49          89
-----------------------------------------------------------------------------------------------------
     Total interest expense                                            13,319      10,971       8,074
-----------------------------------------------------------------------------------------------------
     Net interest income                                               30,639      27,707      24,956
Provision for possible loan losses                                        685         527         479
-----------------------------------------------------------------------------------------------------
      Net interest income after provision for possible loan losses     29,954      27,180      24,477
-----------------------------------------------------------------------------------------------------
Other income:
  Service charges                                                       2,432       2,399       2,163
  Gain on sale of loans                                                    27          91         160
  Net losses on securities transactions                                   (46)        (73)        (17)
  Other                                                                   747         566         565
-----------------------------------------------------------------------------------------------------
      Total other income                                                3,160       2,983       2,871
-----------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                11,864       9,989       8,730
  Occupancy                                                             2,111       1,959       1,779
  Equipment                                                             2,577       1,943       1,476
  Advertising and promotion                                               710         659         679
  Stationery and supplies                                                 563         508         456
  Legal and professional fees                                           1,946         823         828
  Regulatory assessments                                                  147         572       1,043
  Other                                                                 2,809       2,899       2,354
-----------------------------------------------------------------------------------------------------
    Total other expenses                                               22,727      19,352      17,345
-----------------------------------------------------------------------------------------------------
      Income before income taxes                                       10,387      10,811      10,003
Income taxes                                                            4,348       4,200       3,778
-----------------------------------------------------------------------------------------------------
 Net income                                                          $  6,039    $  6,611    $  6,225
=====================================================================================================

Earnings per share                                                   $   1.42    $   1.58    $   1.51
=====================================================================================================

See accompanying notes to consolidated financial statements


                                         PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------
Years ended December 31, 1996, 1995, and 1994
------------------------------------------------------------------------------------------------------------------------
                                                                                              Net unrealized
                                                                                               gain (loss) on     Total
                                          Common         Common       Retained     Guaranteed  available-for- shareholders'
(In thousands, except share amounts)      shares         amount       earnings     ESOP note   sale securities   equity
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1993, as
   previously reported                   2,327,167    $   25,802    $    9,638    $     (212)   $      204    $   50,039
Adjustment to reflect pooling-of-
   interests                             1,291,185    $   13,126    $    1,481          --            --            --
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1993, restated    3,618,352        38,928        11,119          (212)          204        50,039
Net income for the year ended
   December 31, 1994                          --            --           6,225          --            --           6,225
Purchase and retirement of shares          (42,772)         (717)         --            --            --            (717)
Exercise of stock options
   (net of 5,284 shares retired in
   connection with cashless                 75,071           806          --            --            --             806
exercises)
5% stock dividend, including
   payment of fractional shares            117,051         2,165        (2,181)         --            --             (16)
Cash dividend declared                        --            --          (1,137)         --            --          (1,137)
Repayment of ESOP note                        --            --            --             212          --             212
Recognition of net unrealized loss
   on available-for-sale securities           --            --            --            --            (410)         (410)
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1994              3,767,702        41,182        14,026          --            (206)       55,002
Net income for the year ended
   December 31, 1995                          --            --           6,611          --            --           6,611
Purchase and retirement of shares           (5,606)         (111)         --            --            --            (111)
Exercise of stock options
5% stock dividend, including                 9,590           158          --            --            --             158
   payment of fractional shares            123,338         3,132        (3,147)         --            --             (15)
Cash dividends declared                       --            --          (1,684)         --            --          (1,684)
Recognition of net unrealized gain
   on available-for-sale securities           --            --            --            --             572           572
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995              3,895,024        44,361        15,806          --             366        60,533
Net income for the year ended
   December 31, 1996                          --            --           6,039          --            --           6,039
Purchase and retirement of shares          (23,646)         (605)         --            --            --            (605)
Exercise of stock options                   17,981           295          --            --            --             295
5% stock dividend, including
   payment of fractional shares            194,455         5,348        (5,372)         --            --             (24)
Cash dividends declared                       --            --          (2,050)         --            --          (2,050)
Repurchase of dissenter shares                (451)          (11)         --            --            --             (11)
Recognition of net unrealized
  loss on available-for-sale
securities                                    --            --            --            --            (531)         (531)
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996              4,083,363    $   49,388    $   14,423    $     --      $     (165)   $   63,646
========================================================================================================================

See accompanying notes to consolidated financial statements

                                         PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,
------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                      1996        1995        1994
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                      $  6,039    $  6,611    $  6,225
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                    1,074       1,260       1,046
    Provision for possible loan losses                                                 685         527         479
    Loss on sale of investment securities, net                                          46          73          17
    Net originations of loans available for sale                                    (1,945)     (2,891)     (3,355)
    Proceeds from sale of loans                                                       --           924       3,932
    Gain on sale of loans                                                              (27)        (91)       (160)
    Deferral of loan origination fees                                                  (64)         40         (95)
    Change in accrued interest receivable and other assets                            (118)       (837)     (1,613)
    Change in accrued interest payable and other liabilities                         3,813          93         470
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            9,503       5,709       6,946
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net change in loans                                                              (88,492)    (10,739)    (25,011)
  Maturities of investment securities                                               20,445      40,818      25,585
  Purchases of investment securities                                               (82,606)    (95,070)    (41,735)
  Proceeds from sale of available-for-sale securities                               61,735      42,089      13,494
  Capital expenditures, net                                                         (2,867)     (1,536)     (3,173)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (91,785)    (24,438)    (30,840)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                          81,674      21,471      45,395
  Cash received in connection with branch acquisition                                 --        16,167        --
  Cash paid for retirement of stock                                                   (605)       (111)       (717)
  Proceeds from exercise of stock options                                              295         158         806
  Cash paid in lieu of fractional shares                                               (21)        (15)        (16)
  Cash paid for dividends                                                           (2,050)     (1,684)     (1,137)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           79,293      35,986      44,331
------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                (2,989)     17,257      20,437
Cash and cash equivalents at beginning of year                                      79,234      61,977      41,540
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                          $ 76,245    $ 79,234    $ 61,977
==================================================================================================================
Supplemental disclosures of cash flow information: Cash paid during the period:
     Interest                                                                     $ 14,379    $ 11,827    $  8,226
     Income taxes                                                                    4,834       4,107       3,633
     Release of guarantee of ESOP note                                                --          --           212
==================================================================================================================
Noncash investing and financing activities:
    Transfer from retained earnings to common stock due to
      stock dividends                                                             $  5,348    $  3,132    $  2,165
    Transfer of securities from held-to-maturity
      to available-for-sale                                                           --        38,660        --
    Transfer from loans to other real estate owned                                     352       1,940       1,577
==================================================================================================================

See accompanying notes to consolidated financial statements

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                        December 31, 1996, 1995, and 1994


(1)      Summary of Significant Accounting Policies

         The accounting policies of Pacific Capital Bancorp (the Company) and subsidiaries are in accordance with generally accepted accounting
         principles  and  conform  to  general   practices  within  the  banking
         industry.

         The Company - Pacific Capital Bancorp is a California corporation and a multi-bank holding company which was incorporated on January 26, 1983. The Company's subsidiaries, First National Bank of Central California (First National), and South Valley National Bank (South Valley), commenced operations in 1984 and 1983, respectively. First National is a full service commercial bank serving Monterey, Salinas, Carmel, Watsonville, Prunedale and surrounding areas in Monterey and Santa Cruz Counties. South Valley is a full service commercial bank serving Morgan Hill, Gilroy, Hollister, San Juan Bautista and surrounding areas in Santa Clara and San Benito Counties.

         Consolidation - The accompanying consolidated financial statements include the effect of the fourth quarter 1996 acquisition of South Valley Bancorporation which was accounted for as a pooling-of-interests. These financial statements include the accounts of Pacific Capital Bancorp and its subsidiaries, First National Bank of Central California and South Valley National Bank. Accordingly, the financial information included in the consolidated financial statements and notes thereto, present the combined results of operations of Pacific Capital Bancorp and South Valley Bancorporation as if the merger had been in effect for all periods presented. All significant intercompany balances and transactions have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents - Cash and cash equivalents as reported in the consolidated statements of cash flows includes cash on hand, cash balances due from banks, federal funds sold, and money market mutual funds. The cash equivalents are readily convertible to known cash within 90 days.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Investment Securities - The Company has classified its securities for which it has the positive intent and ability to hold to maturity as held-to-maturity securities. Such securities are reported at amortized cost. The Company has classified certain securities for which it does not have the intent to hold to maturity and which are not held principally for the purpose of selling them in the near term as available-for-sale securities. Such securities are reported at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of shareholders' equity. The Company does not engage in trading activities.

         Amortization of premiums and accretion of discounts arising at acquisition of investment securities are included in income using methods that approximate the level yield method. Gains or losses on the sale of securities are determined based on the specific identification method.

         In November 1995, the Financial Accounting Standards Board (FASB) issued a special report, A Guide to Implementation of Statement No. 115, on Accounting for Certain Investments in Debt and Equity
         Securities Questions and Answers, (the Special Report). The Special Report allowed companies to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications at fair value. Reclassifications from this one-time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future, provided that reclassification was performed by December 31, 1995. The Company adopted the reclassification provision in the Special Report during 1995 and transferred $38,660,000 of held-to-maturity securities into available-for-sale.

         Loans - Loans are stated at the principal amount outstanding. Interest on loans is credited to income on a simple interest basis. Loan origination fees and direct origination costs are deferred and amortized to income by a method approximating the level yield interest method over the estimated lives of the underlying loans. Loans contractually past due over 90 days or considered impaired are placed on nonaccrual status, unless they are well-secured by underlying collateral and are in the process of collection. When a loan is placed on nonaccrual status, the accrued interest is reversed against interest income and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status. Generally, a loan will be returned to accrual status when all delinquent principal and interest become current in accordance with the terms of the loan agreement and full collection of the principal appears probable.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

         Loans Available for Sale - The Subsidiary Banks originate loans that are guaranteed in part by the Small Business Administration. The guaranteed portion of such loans may be sold without recourse. The Subsidiary Banks retain the servicing and credit risk in the remaining unguaranteed portion. Loans available for sale are valued at lower of cost or estimated market value and are comprised of the portion of loans originated for sale, which are guaranteed by the Small Business Administration. When participating interests in loans are sold without recourse, gains are recognized at the time of the sale which are equal to the premium received less estimated future loan servicing costs and profits. Any discounts related to loan interests retained are amortized using methods that approximate the level yield interest method over the remaining life of the loan.

         Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are charged to expense over the estimated useful lives of the assets or the lease term on a straight-line basis as follows:

--------------------------------------------------------------------------------
                 Buildings                                       40 years
                 Furniture and equipment                          2-5 years
                 Leasehold improvements                           5 years
                 Property under capital lease                     5 years
--------------------------------------------------------------------------------

         Other Real Estate Owned - Real estate and other assets acquired in satisfaction of indebtedness are recorded at the lower of the recorded loan amount or the estimated fair market value net of anticipated selling costs, and any difference between this and the loan amount is treated as a loan loss. Costs of maintaining other real estate owned, subsequent declines in fair value, if any, and gains or losses on sale are reflected in current earnings.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established to reduce that deferred tax asset if it is more likely than not that the related tax benefits will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Net Income Per Share - Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year (taking into account the shares issued in connection with the acquisition of South Valley as if these shares were issued for all periods presented) plus shares issuable assuming exercise of all employee stock options, except where antidilutive. The weighted average shares outstanding were 4,239,617, 4,192,297, and 4,113,474 in 1996, 1995, and 1994, respectively. Weighted average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes thereto have given effect to all stock dividends.

         Dividends - In 1996 the Company paid four cash dividends of $0.15 per share to holders of record on March 15, June 28, September 16, and November 1, payable on March 29, June 28, September 30, and December 9, 1996, respectively. The Company also paid a five percent (5%) stock dividend payable to shareholders of record as of December 1, 1996.

         Reclassifications - Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

         Accounting Pronouncements - During 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of
         Financial Assets and Extinguishments of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under this approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         assets it no longer controls and liabilities that have been extinguished. This statement is effective for years ending after December 31, 1996. The Company does not believe this statement will have any significant impact on its consolidated financial statements.

(2)      Merger

         On November 20, 1996, the Company acquired South Valley  Bancorporation
         (SVB) and its banking subsidiary, South Valley National Bank, headquartered in Morgan Hill, California. Each share of SVB common stock outstanding on November 20, 1996, was converted into 0.92 shares of the Company's common stock. The Company issued approximately 1,291,000 shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of SVB. The consolidated financial statements of the Company give effect to the merger, which has been accounted for as a pooling-of-interests. Accordingly, the accounts of SVB have been combined with those of the Company for all periods presented. A reconciliation of previously reported net interest income and net income follows:

-------------------------------------------------------------------------------
(In thousands)           Nine months ended       Years ended  December 31,
                        September 30, 1996  -----------------------------------
Net interest income            (Unaudited)              1995              1994
------------------------------------------------------------------------------
SVB                                 $7,786            $8,891            $7,985
PABN                                14,664            18,816            16,971
------------------------------------------------------------------------------
Combined                           $22,450           $27,707           $24,956
------------------------------------------------------------------------------


-------------------------------------------------------------------------------
(In thousands)           Nine months ended       Years ended  December 31,
                        September 30, 1996  -----------------------------------
Net income                     (Unaudited)              1995              1994
------------------------------------------------------------------------------
SVB                                 $1,460            $1,577            $1,886
PABN                                 4,112             5,034             4,339
------------------------------------------------------------------------------
Combined                            $5,572            $6,611            $6,225
------------------------------------------------------------------------------

(3)      Cash and Due from Banks

         Cash and due from banks includes approximately $5,659,000 and $5,827,000 as of December 31, 1996 and 1995, respectively, held by the Federal Reserve Bank of San Francisco to meet required reserve balances.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)      Quarterly Income Statement

         The following tables depict the Consolidated Statements of Income for 1996 and 1995 by quarter:

(Unaudited)                                                                                  1996
---------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)               4th Quarter      3rd Quarter     2nd Quarter      1st Quarter
---------------------------------------------------------------------------------------------------------------------
Interest income                                            $11,843          $11,201         $10,626          $10,288
Interest expense                                             3,654            3,406           3,158            3,101
---------------------------------------------------------------------------------------------------------------------
   Net interest income                                       8,189            7,795           7,468            7,187
Provision for loan loss                                        500                6              74              105
---------------------------------------------------------------------------------------------------------------------
   Net interest income after provision
      for loan losses                                        7,689            7,789           7,394            7,082
Other income                                                   781              780             817              782
Other expense                                                7,270            5,584           4,962            4,911
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                 1,200            2,985           3,249            2,953
Income taxes                                                   733            1,207           1,256            1,152
---------------------------------------------------------------------------------------------------------------------
Net income                                                $    467          $ 1,778         $ 1,993          $ 1,801
=====================================================================================================================
Net income per share                                      $   0.11         $   0.41        $   0.47         $   0.43
=====================================================================================================================

(Unaudited)                                                                                  1995
---------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)               4th Quarter      3rd Quarter     2nd Quarter      1st Quarter
---------------------------------------------------------------------------------------------------------------------
Interest income                                            $10,219           $9,839          $9,487           $9,133
Interest expense                                             2,966            2,970           2,657            2,378
---------------------------------------------------------------------------------------------------------------------
   Net interest income                                       7,253            6,869           6,830            6,755
Provision for loan loss                                        287               90              90               60
---------------------------------------------------------------------------------------------------------------------
   Net interest income after provision
      for loan losses                                        6,966            6,779           6,740            6,695
Other income                                                   684              719             936              644
Other expense                                                5,053            4,784           4,855            4,660
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                 2,597            2,714           2,821            2,679
Income taxes                                                 1,025            1,070           1,088            1,017
---------------------------------------------------------------------------------------------------------------------
Net income                                                $  1,572          $ 1,644         $ 1,733          $ 1,662
=====================================================================================================================
Net income per share                                      $   0.37         $   0.39        $   0.42         $   0.40
=====================================================================================================================

                                                                 13

                                              PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                                             Notes to Consolidated Financial Statements

(5)      Investment Securities

         The amortized cost and estimated  fair values of investment  securities as of December 31 are as follows:
---------------------------------------------------------------------------------------------------------------------
                                                                                                           Estimated
                                                      Amortized          Unrealized        Unrealized           fair
(In thousands)                                             cost                gain              loss          value
---------------------------------------------------------------------------------------------------------------------
1996
---------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
   U.S. Treasury and agency                             $64,109                $159              $187        $64,081
   State and municipal                                    7,233                  59                21          7,271
   Mortgage-backed securities                            45,470                   9               303         45,176
---------------------------------------------------------------------------------------------------------------------
                                                       $116,812                $227              $511       $116,528
=====================================================================================================================
Held-to-maturity securities:
   State and municipal                                   $6,449                 $55               $42         $6,462
   Mortgage-backed securities
      and other                                           3,231                  59                11          3,279
---------------------------------------------------------------------------------------------------------------------
                                                         $9,680                $114               $53         $9,741
---------------------------------------------------------------------------------------------------------------------


1995
---------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
   U.S. Treasury and agencies                           $94,820                $708              $143        $95,385
   State and municipal                                    4,074                  45                 9          4,110
   Mortgage-backed securities
      and other                                          10,653                   3                8          10,648
---------------------------------------------------------------------------------------------------------------------
                                                       $109,547                $756             $160        $110,143
=====================================================================================================================
Held-to-maturity securities:
   State and municipal                                  $12,133                $128              $20         $12,241
   Mortgage-backed securities
      and other                                           3,552                  87                5           3,634
---------------------------------------------------------------------------------------------------------------------
                                                        $15,685                $215              $25         $15,875
=====================================================================================================================

         The amortized cost and estimated fair values of investment securities as of December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 14

                                              PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                                             Notes to Consolidated Financial Statements

                                                        Available-for-sale               Held-to-maturity
                                                            securities                       securities
                                                            ---------- Estimated             ----------    Estimated
                                                     Amortized              fair         Amortized              fair
(In thousands)                                            cost             value              cost             value
---------------------------------------------------------------------------------------------------------------------
Due within one year                                     $7,574            $7,592            $1,933            $1,940
Due after one through five years                        60,983            60,974             3,987             4,019
Due after five through ten years                         3,021             3,021               865               886
Due after ten years                                     45,234            44,941             1,735             1,736
---------------------------------------------------------------------------------------------------------------------
                                                       116,812           116,528             8,520             8,581
Freddie Mac Stock                                            -                 -               500               500
Federal Reserve Bank Stock                                   -                 -               660               660
=====================================================================================================================
                                                      $116,812          $116,528            $9,680            $9,741
=====================================================================================================================


         As of December 31, 1996 and 1995, securities with carrying values of approximately $26,638,000 and $29,264,000, respectively, were pledged as collateral for such items as deposits of public funds, Federal Reserve Bank borrowings, bankruptcy court accounts, and U.S. Treasury, tax, and loan deposits.

         Included in U.S. Agency securities are certain structured notes which are more commonly known as step-up bonds. These bonds, which carry certain call features and potential coupon rate increases, had an estimated fair value of $1,459,000 and an amortized cost of $1,500,000 as of December 31, 1996.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)      Loans

         A summary of loans as of December 31 is as follows:

-------------------------------------------------------------------------------
(In thousands)                                      1996                  1995
-------------------------------------------------------------------------------
Commercial                                      $113,428               $82,583
Consumer                                          22,509                25,604
Real estate - mortgage                           195,417               154,572
Real estate - construction                        38,014                32,409
Other                                             20,349                 6,501
-------------------------------------------------------------------------------
                                                 389,717               301,669
Less deferred loan fees                              989                   774
-------------------------------------------------------------------------------
                                                $388,728              $300,895
===============================================================================


         The following is an analysis of the allowance for possible loan losses for the years ended December 31:

-----------------------------------------------------------------------------
(In thousands)                             1996         1995            1994
-----------------------------------------------------------------------------
Balance, beginning of year               $3,710       $3,769          $3,753
Provision charged to expense                685          527             479
Loans charged off                       (1,070)        (850)           (665)
Recoveries on loans previously
   charged off                              347          264             202
-----------------------------------------------------------------------------
Balance, end of year                     $3,672       $3,710          $3,769
=============================================================================

         Loans for which interest is no longer being accrued totaled $1,564,000, $2,481,000, and $3,283,000 as of December 31, 1996, 1995, and 1994,
         respectively. Interest that would have been recognized on nonaccrual loans was $149,000, $379,000, and $364,000 during 1996, 1995, and 1994, respectively.

         The recorded investment in impaired loans was $1,564,000 and $2,481,000 at December 31, 1996 and 1995, respectively. The average balance of impaired loans during 1996 and 1995 was $2,126,000 and $1,510,000. The Company did not recognize any interest income on impaired loans during the year ended December 31, 1996.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Subsidiary Banks operate in a geographic region comprising Monterey, San Benito, Santa Clara, and Santa Cruz Counties. The Bank's credit risk is therefore dependent in part to the economic condition of this region. Loans are made on the basis of a secure repayment source, namely the cash flows generated by the borrowing entity, collateral is generally a secondary source for loan qualification. It is the Bank's policy to maintain the loan to value ratio on secured loans below 75%. Management believes this practice tends to mitigate risks caused by the local economy.

         The Subsidiary Banks make loans to executive officers, directors, and their affiliates in the ordinary course of business. Following is an analysis of activity with respect to such loans for the years ended December 31, 1996, and 1995:

--------------------------------------------------------------------------------
(In thousands)                            1996                  1995
--------------------------------------------------------------------------------
Balance, beginning of year               $5,002                $6,920
New loan funded                           4,394                 4,699
Repayments of loans                      (2,923)                6,617
--------------------------------------------------------------------------------
Balance, end of year                     $5,711                $5,002
================================================================================


(7)      Premises and Equipment

         Premises and equipment as of December 31 are summarized as follows:

--------------------------------------------------------------------------------
(In thousands)                                         1996              1995
--------------------------------------------------------------------------------
Land                                                  $2,752            $2,752
Buildings                                              9,867             8,641
Furniture and equipment                                8,929             7,966
Leasehold improvements                                 1,421             1,319
--------------------------------------------------------------------------------
                                                      22,969            20,678
Less accumulated depreciation and amortization         7,669             7,171
--------------------------------------------------------------------------------
Premises and equipment, net                          $15,300           $13,507
================================================================================

(8)      Time Deposits

         As of December 31, 1996 and 1995, the Company had liabilities of $80,952,000 and $57,285,000, respectively, for time deposits in denominations of $100,000 or more. Interest expense for these deposits was $4,036,000 and $2,819,000 in 1996 and 1995, respectively.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)      Income Taxes

         Components of income tax expense for the years ended December 31, 1996, 1995, and 1994 are as follows:

--------------------------------------------------------------------------------
(In thousands)                         1996             1995             1994
--------------------------------------------------------------------------------
Current:
   Federal                           $3,696           $3,053           $2,756
   State                              1,457            1,240            1,139
--------------------------------------------------------------------------------
                                      5,153            4,293            3,895
--------------------------------------------------------------------------------
Deferred:
   Federal                             (649)             (66)            (111)
   State                               (156)             (27)              (6)
--------------------------------------------------------------------------------
                                       (805)             (93)            (117)
================================================================================
Total                                $4,348           $4,200           $3,778
================================================================================

        The  temporary  differences  between the  financial  statement  carrying amounts  and tax  bases of  assets  and  liabilities  that  give rise to significant  components of the deferred tax asset and liability  amounts relate to the following as of December 31:
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                            1996                1995
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Book provision for loan losses in excess of tax provision                            $1,195              $1,190
   Book depreciation in excess of tax                                                      277                 329
   State franchise taxes                                                                   227                 255
   Accrued interest on nonaccrual loans recognized for tax                                 179                 116
   Expenses accrued for books not currently deductible                                     357                 108
   Unrealized loss on securities available-for-sale                                        118                   -
   Loan fees and other, net                                                                859                 323
-------------------------------------------------------------------------------------------------------------------
      Total deferred tax assets                                                          3,212               2,321
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Difference in recognition of organization costs and other                               (25)               (109)
   Unrealized gain on available-for-sale securities                                          -                (230)
-------------------------------------------------------------------------------------------------------------------
      Total deferred tax liabilities                                                       (25)               (339)
===================================================================================================================
Net deferred tax asset                                                                  $3,187              $1,982
===================================================================================================================

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The net deferred tax asset represents recoverable taxes and is included in other assets in the accompanying consolidated balance sheets. The Company believes that the net deferred tax asset is realizable through sufficient taxable income within the carryback period and the current year taxable income.

         Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to earnings before income taxes) for the years ended December 31, as follows:

--------------------------------------------------------------------------------
(In thousands)                                          1996    1995      1994
--------------------------------------------------------------------------------
Computed "expected" tax expense                        $3,531  $3,702    $3,402
Increase (reduction) in income taxes resulting from:
  Tax exempt income                                      (368)   (335)     (354)
  Franchise taxes, net of federal income tax benefit      858     802       713
  Merger and acquisition costs                            325       -         -
  Other, net                                                2      30        18
================================================================================
                                                       $4,348  $4,200    $3,778
================================================================================

(10)     Benefit Plans

         Stock Option Plans - The Company has a stock option plan (the 1984 Stock Option Plan) under which incentive stock options or nonqualified stock options were granted to certain key employees or directors to purchase an aggregate of 60,241 shares of authorized, but unissued, common stock of the Company. Unexercised options were granted and outstanding as of December 31, 1996, for an aggregate of 60,241 shares. Options have been granted at an exercise price not less than the fair market value of such stock at the date of grant. All stock options become exercisable at the rate determined by the Company's Board of Directors and expire no later than 10 years after the date of grant.

         The Company's 1994 Stock Option Plan (the 1994 Plan) which was a successor to the 1984 Plan, provides for incentive stock options or nonqualified stock options for key employees or directors to purchase an aggregate of 554,154 shares of authorized, but unissued, common stock of the Company. Unexercised options were granted and outstanding as of December 31, 1996, for an aggregate of 228,199 shares with an exercise price equal to the fair market value of the Company's common stock at the date of grant. The 1994 Plan provides that options granted thereunder begin to vest 6 months after the date of grant ratably over 4 years and expire no later than 10 years after the date of grant.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company has a Directors Stock Option Plan (the 1991 Directors Plan) under which, nonqualified options may be granted to non-employee directors of the Company and its subsidiaries to purchase an aggregate of 174,225 shares of authorized, but unissued, common stock of the Company according to a formula set forth in the 1991 Plan. Unexercised options were granted and outstanding as of December 31, 1996, for an aggregate of 100,455 shares with an exercise price equal to the fair market value of the Company's common stock at the date of grant. The 1991 Plan provides that options granted thereunder begin to vest 6 months after the date of grant and expire no later than 10 years after the date of grant.

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

         The Company applies Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's three stock option plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

December 31,
--------------------------------------------------------------------------------
(In thousands, except per share)                        1996           1995
--------------------------------------------------------------------------------
Net income                       As reported           $6,039         $6,611
                                 Pro forma             $5,883         $6,605

Earnings per share               As reported            $1.42          $1.58
                                 Pro forma              $1.39          $1.58


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995, and 1996, respectively: dividend yield of 2.1% and 2.5%, expected volatility of 18% for all years, risk-free interest rates of 5.39% and 5.64%, and expected lives of 5.5 and 6.1 years, respectively.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Below is a summary of stock option activity under all plans during 1996 and 1995:


                                               1996                     1995
--------------------------------------------------------------------------------
                                             Weighted                 Weighted
                                              average                  average
                                             exercise                 exercise
                                  Shares        price     Shares         price
--------------------------------------------------------------------------------
Outstanding at beginning
  of year                         433,474    $14.57        400,967      $14.33
  Granted                         157,153     19.13         62,321       15.00
Exercised                        (200,106)    14.69        (22,811)      11.73
Forfeited                          (1,626)    11.32         (7,003)      13.74
--------------------------------------------------------------------------------
Outstanding end of year           433,474    $16.37        433,474      $14.57

Options exercise end of year      317,860                  348,905

Weighted average fair value of
  options granted during the year   $4.32                    $3.27
--------------------------------------------------------------------------------

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1996:
                                                   Options Outstanding                      Options Exercisable
---------------------------------------------------------------------------------------------------------------------
                                                         Weighted         Weighted
                                          Number          average          average                          Weighted
                                     outstanding      contractual         exercise           Number          average
Exercise Price                                              life            price       outstanding   exercise price
---------------------------------------------------------------------------------------------------------------------
 $7.17 to $7.95                            6,957        0.67               $7.20          6,957            $7.20
 $12.03 to $17.23                        318,312        6.53               14.71        310,504            14.67
 $16.01 to $25.71                         59,876        9.86               25.60            399            21.67
 $26.00                                    3,750        9.94               26.00              -                -
 $7.17 to $26.00                         388,895        6.97               16.37        317,860           $14.51
---------------------------------------------------------------------------------------------------------------------


         Employee  Stock  Ownership  Plan - In  1986,  the  Company  adopted  an
         Employee Stock Ownership Plan (ESOP) covering substantially all employees. Effective March 1, 1991, the Company adopted an amendment to the ESOP to restructure it as a leveraged employee stock ownership plan, which qualifies as a stock bonus plan under the Internal Revenue Code. The Company may make annual contributions to the ESOP in an amount determined by the Board of Directors. Contributions are not intended to exceed an amount estimated to be an allowable deduction for tax purposes. The Company made contributions to the ESOP of $275,000, $292,000, and $332,000 in 1996, 1995, and 1994, respectively.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         401(k) Plan - The Company also has a tax deferred profit sharing plan and thrift plan covering all eligible employees. The Company's contributions amounted to $71,000, $70,000, and $69,000 for the years ended December 31, 1996, 1995, and 1994.

         On December 31, 1996, pursuant to the merger between the Company and SVB, the 401(k) and ESOP Plans of SVB were merged with and into the respective plans of the Company.

(11)     Fair Value of Financial Instruments

         The  carrying  amounts  and  estimated  fair  values  of the  Company's financial instruments are as follows:
----------------------------------------------------------------------------------------------------
                                                 December 31, 1996             December 31, 1995
                                                -------------------            ------------------
                                              Carrying      Estimated       Carrying      Estimated
(In thousands)                                 amounts     fair value        amounts     fair value
----------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                   $76,245        $76,245        $79,234        $79,234
   Investment securities                       126,208        126,269        125,828        126,018
   Net loans                                   390,877        391,135        301,061        297,233
----------------------------------------------------------------------------------------------------
Liabilities:
   Demand deposits, noninterest bearing       $131,332       $131,332       $115,861       $115,861
   Demand deposits, interest bearing            84,770         84,770         76,770         76,770
   Savings and money market                    164,890        164,890        151,337        151,337
   Time certificates                           166,190        166,632        121,540        121,710
----------------------------------------------------------------------------------------------------

         The following  methods and  assumptions  were used to estimate the fair
         value  of  each  class  of  financial   instruments  for  which  it  is
         practicable to estimate that value.

         Cash and Cash Equivalents - The carrying amount approximates fair value because of the short maturities of these instruments.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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


(12)     Commitments and Contingencies

         Future minimum rental payments for Bank premises under noncancelable operating leases as of December 31, 1996 are as follows:


-----------------------------------------------------------------
                                                   Minimum lease
                                                        payments
Year ending December 31,                          (In thousands)
-----------------------------------------------------------------
 1997                                                     $878
 1998                                                      911
 1999                                                      649
 2000                                                      443
 2001                                                      207
 Thereafter                                              1,092
-----------------------------------------------------------------
                                                         4,180
Minimum rentals receivable under noncancelable subleases  (621)
-----------------------------------------------------------------
                                                        $3,559
=================================================================

         Rent expense under operating leases totaled $796,000, $781,000, and $764,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Related sublease rental income totaled $131,000, $82,000, and $99,000, respectively.

         In December 1988, the Company entered into an operating lease with a member of its Board of Directors for rental of its administrative headquarters. This lease

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         required  payments  totaling  approximately  $192,000,   $188,000,  and
         $185,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The lease expires on April 30, 1999.

         In the normal course of business, there are outstanding commitments, such as commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. These commitments involve elements of credit and interest rate risk. Management does not anticipate any loss will result from such commitments. As of December 31, 1996, amounts committed to extend credit under normal lending agreements aggregated approximately $140,372,000. Management reviews the risk associated with these credits in evaluating the overall adequacy of the allowance for possible loan losses. Additionally, there are approximately $4,994,000 in outstanding standby letters of credit which, in effect, are guarantees of obligations of customers.

         The Company, through the Subsidiary Banks, has borrowing lines of approximately $51,000,000 with primary correspondent banks. There were no borrowings outstanding under these lines as of December 31, 1996.

(13)     Regulatory Capital

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

         Set forth on the following page are the Company's and the Subsidiary Banks' risk-based and leverage capital ratios as of December 31, 1996:

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------------------------------------------
Risk Based Capital Ratio
As of December 31, 1996
-------------------------------------------------------------------------------------------------------------------
                                            Company                  South Valley              First National
(Dollars in thousands)                  Amount       Ratio        Amount          Ratio       Amount         Ratio
-------------------------------------------------------------------------------------------------------------------
Tier 1 capital                         $63,469      13.91%       $16,096         11.63%      $42,034        13.40%
Tier 1 capital minimum
   requirement                          18,254       4.00%         5,534          4.00%       12,546         4.00%
-------------------------------------------------------------------------------------------------------------------
      Excess                            45,215       9.91%        10,562          7.63%       29,488         9.40%
===================================================================================================================
Total capital                           67,141      14.71%        17,409         12.58%       44,258        14.11%
Total capital minimum
    requirement                         36,508       8.00%        11,069          8.00%       25,092         8.00%
-------------------------------------------------------------------------------------------------------------------
      Excess                            30,633       6.71%         6,340          4.58%       19,166         6.11%
===================================================================================================================
Risk-adjusted assets                  $456,356                  $138,362                    $313,644
===================================================================================================================


         As  indicated  in  the  table  above,  the  Company's   capital  ratios
         significantly  exceeded the minimum  capital levels required by current federal regulations.  Management believes that the Company and the Bank will continue to meet their respective minimum capital  requirements in the foreseeable future.

---------------------------------------------------------------------------------------------------------------------
Leverage Capital Ratio
As of December 31, 1996
---------------------------------------------------------------------------------------------------------------------
                                          Company                         South Valley           First National
(Dollars in thousands)                   Amount        Ratio        Amount          Ratio        Amount       Ratio
-------------------------------------------------------------------------------------------------------------------
Tier 1 capital to quarterly
average
    total assets (Leverage              $63,469       10.55%       $16,096          8.61%       $42,034      10.29%
Ratio)
Minimum leverage requirement          18,045 to     3.00% to      5,611 to       3.00% to     12,255 to    3.00% to
                                         30,075        5.00%         9,351          5.00%        20,425       5.00%
-------------------------------------------------------------------------------------------------------------------
      Excess                          33,394 to     5.55% to      6,745 to       3.61% to     21,609 to    5.29% to
                                         45,424        7.55%        10,485          5.61%        29,779       7.29%
===================================================================================================================
Total quarterly average assets         $601,496                   $187,024                     $408,502
===================================================================================================================

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements







(14)     Pacific Capital Bancorp (Parent Company Only)

         The following are the financial statements of Pacific Capital Bancorp:

--------------------------------------------------------------------------------
                                 BALANCE SHEETS
Years ended December 31,
--------------------------------------------------------------------------------
(In thousands)                                    1996                  1995
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                        $937                $1,605
Loans                                           1,042                 1,149
Premises and equipment, net                     3,022                 1,865
Investment in subsidiaries                     58,178                55,492
Other assets                                      910                   725
--------------------------------------------------------------------------------
Total Assets                                  $64,089               $60,836
================================================================================
Liabilities and Shareholders' Equity
Liabilities                                      $443                  $303
Shareholders' equity                           63,646                60,533
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity    $64,089               $60,836
================================================================================


--------------------------------------------------------------------------------
                              STATEMENTS OF INCOME
Years ended December 31,
--------------------------------------------------------------------------------
(In thousand)                                        1996       1995     1994
--------------------------------------------------------------------------------
Equity in income of subsidiaries                    $3,061    $6,010   $4,257
Cash dividends received from bank subsidiaries       3,993       882    2,216
Interest income and fees on loans                      136       214      187
Other expenses                                      (1,151)     (495)    (435)
--------------------------------------------------------------------------------
   Net income                                       $6,039    $6,611   $6,225
================================================================================

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                            STATEMENTS OF CASH FLOWS
Years ended December 31,
-----------------------------------------------------------------------------------------
(In thousands)                                          1996     1995     1994
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                               $ 6,039    $ 6,611    $ 6,225
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Equity in undistributed net income of subsidiaries       (7,054)    (6,892)    (6,473)
   Dividends received from subsidiaries                      3,993        882      2,216
   Increase in other assets                                   (341)       (68)      (265)
   Increase (decrease) in other liabilities                    140        (34)        60
-----------------------------------------------------------------------------------------
     Net cash provided by operating activities               2,777        499      1,763
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net change in loans                                          107      1,931       (834)
  Capital expenditures                                      (1,157)      (493)       (89)
-----------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities    (1,050)     1,438       (923)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repurchase and retirement of stock                          (605)      (111)      (717)
  Proceeds from stock options exercised                        284        158        806
  Cash paid for fractional shares                              (21)       (15)       (16)
  Cash paid for dividends                                   (2,053)    (1,684)    (1,137)
-----------------------------------------------------------------------------------------
     Net cash used in financing activities                  (2,395)    (1,652)    (1,064)
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (668)       285       (224)
Cash and cash equivalents at beginning of year               1,605      1,320      1,544
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                   $   937    $ 1,605    $ 1,320
=========================================================================================
Supplemental disclosures:
  Noncash investment and financing activities:
     Transfer from retained earnings to common stock
      due to stock dividend                                $ 5,348    $ 3,132    $ 2,165
=========================================================================================

         The ability of the Company to pay dividends will largely depend upon the dividends paid to it by the subsidiary banks. There are legal limitations on the ability of the subsidiary banks to provide funds to the Company in the form of loans, advances, or dividends. Under the National Bank Act, the subsidiary banks may not declare dividends in any calendar year that exceed certain legal limitations. The approximate amount of restricted equity of the Subsidiary Banks as of December 31, 1996 was $45,368,000.

                             PACIFIC CAPITAL BANCORP


                      Management's Discussion and Analysis

                                      1996

This document may contain forward-looking statements that are subject to risks and uncertainties, including, but not limited to the local economy, the real estate market in California, and other factors beyond the Company's control. Such risks and uncertainties could cause actual results to differ materially from those indicated. For a discussion of factors that could cause actual results to differ, please see the discussion contained herein. Readers should not place undue reliance on forward-looking statements, which reflect managements view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers are also encouraged to review the
Company's   publicly   available   filings  with  the  Securities  and  Exchange
Commission.

The Company

Pacific Capital Bancorp (the "Company") through its wholly owned subsidiaries, First National Bank of Central California ("First National"), and South Valley National Bank ("South Valley") engages in a broad range of financial service activities. First National and South Valley are collectively referred to herein as "Subsidiary Banks," and references to the Company include the Subsidiary Banks.

On November 20, 1996, the Company acquired South Valley Bancorporation (SVB) in a transaction accounted for as a pooling-of-interests. Accordingly, these consolidated financial statements were restated on a combined basis for all periods presented.

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the three-year period ended December 31, 1996, together with an assessment, when considered appropriate, of external factors that may affect the Company in the future. This discussion should be read in conjunction with the Company's consolidated financial statements and notes on pages _____ of this annual report.

Summary of Financial Results

Net income for 1996 was $6,039,000 or $1.42 per share, a decrease of $572,000 or $0.16 per share from 1995. This decrease in net income is due to merger-related expenses incurred relating to the merger with South Valley Bancorporation. (See
Note 2 to the Consolidated Financial Statements) Net income for 1996 excluding the one-time merger-related expenses was $7,540,000 or $1.78 per share. The Company's net operating income excluding merger-related charges increased significantly for the second straight year in 1996. The Company's net income for 1995 of $6,611,000 or $1.58 per share represented an increase of $386,000 or $0.07 per share over 1994.

In 1996 the Company paid four cash dividends of $0.15 in March, June, September, and December. In 1995, the Company distributed three $0.125 cash dividends in March, June, and September and a $0.15 cash dividend in December. In addition, the Company distributed a 5% stock dividend in each of the years in the three year period ended December 31, 1996. Earnings per share amounts have been retroactively restated to reflect these stock dividends. The return on average shareholders' equity was 9.6% in 1996, compared to 11.4% in 1995 and 11.8% in 1994.

The Company believes that the economies in which it operates, Monterey, Santa Cruz, Santa Clara, and San Benito Counties, have experienced strong growth and favorable economic activity in the past two years. Signs of the strength in these local economies include sustained quality loan demand and strong deposit growth. On a national scale, the Company is forecasting a relatively flat interest rate environment due to minimal inflation prospects and very modest growth.

Certain information concerning the Company's average balances, yields and rates on average interest-earning assets and interest-bearing liabilities is set forth in the following table. Interest yields and amounts earned include net loan fees of $1,211,000, $1,152,000, and $1,178,000 in 1996, 1995, and 1994, respectively.

                                                  AVERAGE BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------
                                            1996                        1995                          1994
                               Average   Yield/  Interest Average   Yield/   Interest   Average   Yield/   Interest
(Dollars in thousands)         Balance    Rate    Amount  Balance    Rate     Amount    Balance    Rate     Amount
---------------------------------------------------------------------------------------------------------------------
Assets
Earning Assets
 Investment securities:
  Taxable                      $124,709     6.1%   $7,645  $95,408      5.7%    $5,455   $88,422      5.0%    $4,446
  Non-taxable                    14,966     5.0%      750   17,529      5.2%       903    18,698      5.1%       957
  Federal funds sold             34,267     5.3%    1,805   35,564      5.3%     1,871    28,517      4.2%     1,197
---------------------------------------------------------------------------------------------------------------------
Total investment securities     173,942     5.9%   10,200  148,501      5.5%     8,229   135,637      4.9%     6,600

Loans                           332,421    10.2%   33,758  287,906     10.6%    30,449   274,788      9.6%    26,430
---------------------------------------------------------------------------------------------------------------------

Total Earning Assets            506,363     8.7%   43,958  436,407      8.9%    38,678   410,425      8.0%    33,030
Non-Earning Assets
  Premises and Equipment         14,769                     13,201                        10,187
  Other                          47,554                     46,399                        39,083
---------------------------------------------------------------------------------------------------------------------

Total Non-Earning Assets         62,323                     59,600                        49,270
---------------------------------------------------------------------------------------------------------------------

Total Assets                   $568,686                   $496,007                      $459,695
=====================================================================================================================

Liabilities and
Shareholders' Equity
 Interest-Bearing Deposits:
  Demand                        $77,306     1.1%     $846  $87,916      1.7%    $1,502   $80,428      1.5%    $1,240
  Savings and Money Market      168,553     2.8%    4,664  140,209      2.8%     3,913   151,882      2.5%     3,740
  Time Certificates             146,359     5.3%    7,782  108,026      5.1%     5,507    84,821      3.5%     3,005
  Other Interest-Bearing            716     3.8%       27    1,030      4.8%        49     2,172      4.1%        89
Liabilities
---------------------------------------------------------------------------------------------------------------------

Total                           392,934     3.4%   13,319  337,181      3.3%    10,971   319,303      2.5%     8,074
Non Interest-Bearing Deposits
and Other Liabilities:
  Demand, Non                   109,615                     95,824                        86,916
Interest-Bearing
  Other Liabilities               3,031                      4,819                         1,297
  Shareholder's Equity           63,106                     58,183                        52,179
---------------------------------------------------------------------------------------------------------------------

Total                           175,752                    158,826                       140,392
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY           $568,686                   $496,007                      $459,695
=====================================================================================================================

NET INTEREST INCOME                               $30,639                      $27,707                       $24,956
NET INTEREST MARGIN                         6.1%                        6.3%                          6.1%
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


Net Interest Income

Net interest income, the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds, is the principal component of the Company's earnings. The preceding table shows the composition of average earning assets and average interest-bearing liabilities, average yields and rates, and the net interest margin for 1994 through 1996. Interest income increased $5,280,000 or 13.7% from $38,678,000 in 1995 to $43,958,000 in 1996, after increasing $5,648,000 or 17.1% from 1994 to 1995. The increase in 1996 is the result of higher average loan and investment volumes during 1996 partially offset by a slightly lower yield on the loan portfolio. The increase in 1995 was due mainly to higher average yields on loans and investment securities and an increase in average volumes in loans and investments compared to 1994. Total interest and fees produced a 8.7% yield on average earning assets in 1996, compared to 8.9% and 8.0% yields on average earning assets in 1995 and 1994, respectively. The yield increase in 1995 was the result of several interest rate increases in the
Subsidiary Banks' reference rate (the rate charged to the Bank's most creditworthy customers) which took place during the course of 1994 and early 1995.

During 1995, the Company increased its available-for-sale securities portfolio relative to the held-to-maturity portfolio. This shift has resulted in increased liquidity for the Company.

Total interest expense for 1996 was $13,319,000, an increase of $2,348,000 or 21.4% over 1995, compared to an increase of $2,897,000 or 35.9% from 1994 to 1995. The Company's cost of funds (excluding noninterest-bearing demand deposits) experienced a small increase of 0.1% from 1995 to 1996. From 1994 to 1995, the Company's cost of funds increased by 0.72% due to the prevailing rising interest rate environment and a change in the mix of deposits.

The Company's net yield on interest-earning assets is affected by changes in the
rates   earned  and  paid  and  the  volume  of   interest-earning   assets  and
interest-bearing  liabilities.  The  impact of changes in volume and rate on net interest  income  in 1996  and 1995 is shown  in the  following  table.  Changes attributable to both volume and rate have been allocated to rate.
---------------------------------------------------------------------------------------------------------------------
                                                      1996 Compared to 1995                 1995 Compared to 1994
                                                      -----------------------------------------------------------
(In thousands)                            Volume          Rate        Total        Volume         Rate         Total
---------------------------------------------------------------------------------------------------------------------
Investment securities
   Taxable                                $1,675          $515       $2,190          $351         $658        $1,009
   Non-taxable                              (132)          (21)        (153)          (60)           6           (54)
   Federal funds sold                        (68)            2          (66)          296          378           674
Loans                                      4,708        (1,399)       3,309         1,262        2,757         4,019
---------------------------------------------------------------------------------------------------------------------
      Total                                6,183          (903)       5,280         1,849        3,799         5,648
---------------------------------------------------------------------------------------------------------------------
Demand, Interest Bearing                    (181)         (475)        (656)          115          147           262
Savings                                       791          (40)         751          (287)         460           173
Time Certificates                           1,954          321        2,275           822        1,680         2,502
Fed Funds Purchased                           (15)          (7)         (22)          (47)           7           (40)
---------------------------------------------------------------------------------------------------------------------
      Total                                 2,549         (201)       2,348           603        2,294         2,897
---------------------------------------------------------------------------------------------------------------------
Increase in Net Interest
      Income                               $3,634        $(702)      $2,932        $1,246       $1,505        $2,751
=====================================================================================================================

Earning Assets

Outstanding total loans averaged $332,421,000 in 1996 compared to $287,906,000 during 1995. This represents an increase of $44,515,000 or 15.5%, compared to an increase of $13,118,000 or 4.8% from 1994 to 1995. The increase in total loans outstanding during 1996 is due to increased loan demand from qualified borrowers and is reflective of the strength of the economy in most of the primary markets which the Company serves. The following table summarizes the composition of the loan portfolio as of December 31:

---------------------------------------------------------------------------------------------------------------------
(In thousands)                                   1996            1995            1994            1993           1992
---------------------------------------------------------------------------------------------------------------------
Commercial                                   $113,428         $82,583         $77,402         $63,926        $66,994
Real Estate - Construction                     38,014          32,409          39,352          26,799         20,061
Real Estate - Mortgage                        195,417         154,572         144,687         146,675        145,966
Consumer                                       22,509          25,604          22,907          22,185         22,762
Other                                          19,360           5,727           6,004           6,318          9,864
---------------------------------------------------------------------------------------------------------------------
        Total                                $388,728        $300,895        $290,352        $265,903       $265,647
=====================================================================================================================

The Company lends primarily to small- and medium-sized businesses within its markets, which is comprised principally of Monterey, Santa Cruz, Santa Clara, and San Benito Counties.

A majority of the Company's loan portfolio consists of loans secured by commercial, industrial, and residential real estate. As of December 31, 1996, real estate mortgage and construction loans represented $233,431,000 or 60.1% of total loans, an increase of $46,450,000 from the prior year.

Real  estate   mortgage   loans  included   commercial   real  estate  loans  of
approximately $146,777,000, one-to-four family home loans of approximately $21,434,000, equity lines of credit of approximately $20,710,000, multifamily dwelling loans of approximately $4,001,000 and farm land loans of approximately $2,495,000. Construction loans totaled $38,014,000 or 9.8% of the loan portfolio as of December 31, 1996, which represents an increase of $5,605,000 or 17.3% from December 31, 1995. Management believes that the Bank does not have any significant loss exposure with respect to such loans, due to the Bank's collateral position. In general, advances do not exceed 65% of appraised value on commercial real estate loans and 75% on residential mortgages. Continued emphasis is placed on this policy and, accordingly, appraisals are periodically updated as conditions change.

The Company finances the construction of residential and commercial real estate properties. These loans are all at variable rates, are secured by first deeds of trust on the underlying properties, and generally have maturities of less than 24 months. Repayment is based on a pre-qualification analysis of the borrower's ability to obtain take-out financing. The Company's construction lending has been in areas which management believes to have favorable market conditions. Advances on residential and commercial projects are limited in general to the lower of approximately 75% and 65%, respectively, of cost or appraised value.

Commercial loans not secured by real estate totaled $113,428,000 or 29.2% of the total loan portfolio at December 31, 1996. This represented an increase of $30,845,000 over 1995. Management believes that this increase in demand is a further indicator of the strength in the local economy.

Consumer loans decreased $3,095,000 or 12.1% during 1996. Consumer loans, as of December 31, 1996, represent 5.8% of the total loan portfolio, compared to 8.5% of the 1995 loan portfolio.

The Company had undisbursed loans totaling $140,372,000 as of December 31, 1996, primarily representing available lines of credit and the unfunded portion of construction loan commitments.

The following  table sets forth the maturity  distribution of the loan portfolio as of December 31, 1996:
---------------------------------------------------------------------------------------------------------------------
                                                                        After One
                                                  In One Year        Year Through       After Five
(In thousands)                                        or Less          Five Years            Years             Total
---------------------------------------------------------------------------------------------------------------------
Commercial                                            $99,808             $10,783           $2,837          $113,428
Real Estate - Construction                             35,605               2,311               98            38,014
Real Estate - Mortgage                                108,576              40,094           46,747           195,417
Consumer                                                8,811              10,924            2,774            22,509
Other                                                   8,939               2,796            7,625            19,360
---------------------------------------------------------------------------------------------------------------------
        Gross Loans                                  $261,739             $66,908          $60,081          $388,728
=====================================================================================================================

The fixed rate loan categories discussed above mature as follows: $15,223,000 in 1997, $8,118,000 in 1998 $12,353,000 in 1999, $7,229,000 in 2000, and
$20,888,000 in 2001, with the remaining $59,087,000 maturing thereafter. The variable loan rate categories discussed above mature as follows: $246,516,000 in 1997, $10,330,000 in 1998, $6,173,000 in 1999, $750,000 in 2000, and $1,067,000
on 2001, with the remaining $994,000 maturing thereafter.

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

The table on the following page presents the interest rate sensitivity of the Company as of December 31, 1996. For any given period, the structure is matched when an equal amount of assets and liabilities reprice. Any excess of assets or liabilities over these matched items results in the gap, or mismatch, shown at the foot of the table. A negative gap indicates liability sensitivity and a positive gap indicates asset sensitivity.


---------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity as of December 31, 1996
---------------------------------------------------------------------------------------------------------------------
                                                           Repricing Opportunity
                                                   0 - 90       91 - 180     181 - 365           Over
 (In thousands)                                      Days           Days          Days       One Year          Total
---------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                $14,910             $-            $-             $-        $14,910
Loans                                             229,421         19,736        12,582        126,989        388,728
Taxable Investments                                14,001            296         7,197        104,203        125,697
Non-taxable Investments                               849            602         1,377         10,892         13,720
---------------------------------------------------------------------------------------------------------------------
   Total Earning Assets                           259,181         20,634        21,156        242,084        543,055
---------------------------------------------------------------------------------------------------------------------
Interest Bearing Demand                            84,770              -             -              -         84,770
Savings Deposits                                  153,916              -         5,690          5,284        164,890
Time Certificates                                  51,502         44,436        65,581          4,671        166,190
---------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Liabilities              290,188         44,436        71,271          9,955        415,850
---------------------------------------------------------------------------------------------------------------------
Gap                                             $(31,007)      $(23,802)     $(50,115)       $232,129       $127,205
Cumulative Gap                                   (31,007)       (54,809)     (104,924)        127,205
=====================================================================================================================

The Company has remained flexible in determining the point at which to reprice deposits. This flexibility mitigates the Company's liability sensitive position in the under one year category.

Quality of Loans The Company had net loan charge-offs of $723,000 and $586,000 in 1996 and 1995, respectively. Net charge-offs as a percent of average loans has remained relatively constant over the last three years at 0.22%, 0.20%, and 0.17% at December 31, 1996, 1995, and 1994, respectively. Over the last five years, the low amount of net charge-offs to average loans is reflective of management's continued emphasis on credit quality standards in the loan approval process as well as close monitoring of the loan portfolio. The Company's net charge-offs as a percent of average loans have been below most industry averages in each year reflected in the table below.

Management anticipates the Company's charge-off experience in 1997 to be consistent with that experienced in 1996 primarily due to the strength and growth in the local economic areas in which the Company serves. This factor continues to be of importance in assessing the adequacy of the allowance for possible loan losses.

The table on the following page summarizes the actual loan losses and provision for possible loan losses during the last five fiscal years by loan category:


---------------------------------------------------------------------------------------------------------------------
Summary of Loan Loss Activity
(In thousands)                                      1996          1995           1994            1993           1992
---------------------------------------------------------------------------------------------------------------------
Total loans outstanding, end of year            $388,728      $300,895       $290,352        $265,903       $265,647
Average loans during the year                    332,421       290,265        277,263         259,131        272,368
Allowance for possible loan losses:
Balance, beginning of year                         3,710         3,769          3,753           3,479          3,152
    Charge-off by loan category
        Commercial                                   761           480            331             491            617
        Consumer                                     188           129            148             327            276
        Real estate                                  121           241            186             364            265
---------------------------------------------------------------------------------------------------------------------
           Total                                   1,070           850            665           1,182          1,158
---------------------------------------------------------------------------------------------------------------------
Recoveries by loan category
        Commercial                                   239            98            144              62            112
        Consumer                                      91            42             37              54            106
        Real estate                                   17           124             21              62              2
---------------------------------------------------------------------------------------------------------------------
           Total                                     347           264            202             178            220
---------------------------------------------------------------------------------------------------------------------
Net charge-offs                                      723           586            463           1,004            938
Provision charged to expense                         685           527            479           1,278          1,265
---------------------------------------------------------------------------------------------------------------------
Balance, end of year                              $3,672        $3,710         $3,769          $3,753         $3,479
=====================================================================================================================
Ratios:
Net charge-offs to
   average loans                                   0.22%         0.20%          0.17%           0.39%          0.34%
Allowance to loans at end of year                  0.94%         1.23%          1.30%           1.41%          1.31%
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

While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $3,672,000 or 0.94% of total loans as of December 31, 1996, was adequate. This allowance is compared to $3,710,000 or 1.23% in 1995 and $3,769,000 or 1.30% in 1994. The
decrease in the allowance for loan losses as a percentage of total loans from 1995 to 1996 was due to the substantial growth in total loans during 1996 without the same corresponding increase in size of the allowance for loan losses. Management believes that the quality of the loan growth coupled with the decrease in nonperforming loans during this same period warrants the decrease in the level of the allowance relative to the loan portfolio. There are, however, no assurances that in any given period the Company will not sustain charge-offs which are substantial in relation to the size of the allowance. Loans are charged to the allowance for loan losses when the loans are deemed uncollectible. It is the policy of management to make additions to the allowance so that it remains adequate to cover anticipated losses inherent in the Company's loan portfolio.

Any allocation or breakdown in the allowance lends an appearance of an exactness which does not exist. Thus, the allocation below should not be interpreted as an indication of expected amounts or categories where charge-offs will occur. The allocation of the allowance for possible loan losses as of the end of the last five fiscal years is summarized in the table below:

------------------------------------------------------------------------------------------------------------------------
Allocation of Allowance     1996                   1995              1994                   1993               1992
------------------------------------------------------------------------------------------------------------------------
                             Percent of          Percent of         Percent of          Percent of           Percent of
                               Loans in            Loans in           Loans in            Loans in             Loans in
                                   Each                Each               Each                Each                 Each
                               Category            Category           Category            Category             Category
(Dollars in                    to Total            to Total           to Total            to Total             to Total
thousands)                 $      Loans        $      Loans       $      Loans        $      Loans         $      Loans
------------------------------------------------------------------------------------------------------------------------
Balance Applicable
to:
Commercial            $1,507     29.18%   $1,395     27.45%  $1,607     26.66%   $1,441      24.99%   $1,464     24.19%
Real Estate -
Construction             218      9.78%      306     10.77%     590     13.55%      229       4.16%      202      8.32%
Real Estate -          1,516     50.27%    1,708     51.37%   1,216     49.83%    1,785      57.82%    1,502     53.72%
Mortgage
Consumer                 286      5.79%      272      8.51%     333      7.89%      269       7.40%      267      6.92%
Other                    145      4.98%       29      1.90%      26      2.07%       28       2.88%       43      1.25%
------------------------------------------------------------------------------------------------------------------------
   Total              $3,672     100.0%   $3,710     100.0%  $3,769     100.0%   $3,753      100.0%   $3,479     100.0%
========================================================================================================================

Nonperforming Loans Interest income on the loan portfolio is recorded on the accrual basis. However, the Company follows the policy of discontinuing the accrual of interest income and reversing any accrued and unpaid interest when the payment of principal or interest is 90 days past due unless the loan is both well secured and in the process of collection. The Company's Lending Policy provides for strict requirements for exempting loans from nonaccrual status. The composition of nonperforming loans as of the end of the last three fiscal years is summarized in the following table:

------------------------------------------------------------------------------
Nonperforming Loans
(In thousands)                                    1996     1995          1994
------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis       $1,564   $2,481        $3,283
Other loans contractually past due 90 days
   or more                                          17      261           734
Restructured loans                                 279      513           147
------------------------------------------------------------------------------
      Total                                     $1,860   $3,255        $4,164
==============================================================================


Loans accounted for on a nonaccrual basis experienced a substantial decrease in 1996 to $1,564,000 compared to $2,481,000 at December 31, 1995. This decrease was due to management's continuing efforts to resolve significantly past due loans combined with a strong local economy.

Of total nonperforming loans as of December 31, 1996, $726,000 consisted of one real estate loan which was well-secured. In addition, the overall coverage of the allowance as a percent of nonperforming loans is 197.4%. The Company's ratio of nonperforming loans to average loans has been below most industry averages in each year reflected in the table above.

The Company does not expect to sustain losses in excess of that provided for in the allowance for possible loan losses. At December 31, 1996, the Company had $279,000 in loans which were troubled debt restructurings as defined by SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, and which were not either nonaccrual loans or loans past due 90 days or more and still accruing interest. At December 31, 1996, the Company did not have any loans other than those disclosed as nonaccrual loans, loans past due 90 days or more and still accruing interest and troubled debt restructurings where known information about possible credit problems of the borrowers cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Investments The average balance of Federal Funds Sold (overnight investments with other banks) and other short-term investments (primarily money market mutual funds) was $43,823,000 in 1996, $42,617,000 in 1995, and $29,021,000 in
1994. These investments are maintained primarily for the short-term liquidity needs of the Company. The major factors influencing the levels of required liquidity are loan demand of the Company's customers and fluctuations in the Company's level of deposits. The Company's loan to deposit ratio averaged 66.2% in 1996, compared to 67.2% in 1995, and 68.6% in 1994.


Average total  investment  securities were  $130,119,000 in 1996, an increase of
$23,503,000 over the 1995 average. This increase was the result of the growth in average  deposits which exceeded the growth in average loans by $25,029,000.  As of December 31,  1996,  the  aggregate  book value of the  investment  portfolio exceeded the market value by  $223,000.  At December 31, 1995,  the market value exceeded  the book value by $786,000.  This  decrease in the market value of the portfolio  was the result of  decreasing  prices in the bond  market  during the course of 1996. It is the Company's  policy not to engage in securities  trading transactions. There are no investments in the portfolio deemed to be permanently or temporarily impaired.
---------------------------------------------------------------------------------------------------------------------
                                                                                                           Estimated
                                                      Amortized          Unrealized        Unrealized           fair
(In thousands)                                             cost                gain              loss          value
---------------------------------------------------------------------------------------------------------------------
1996
---------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
   U.S. Treasury and agency                             $64,109                $159              $187        $64,081
   State and municipal                                    7,233                  59                21          7,271
   Mortgage-backed securities                            45,470                   9               303         45,176
---------------------------------------------------------------------------------------------------------------------
                                                       $116,812                $227              $511       $116,528
=====================================================================================================================
Held-to-maturity securities:
   State and municipal                                   $6,449                 $55               $42         $6,462
   Mortgage-backed securities
      and other                                           3,231                  59                11          3,279
---------------------------------------------------------------------------------------------------------------------
                                                         $9,680                $114               $53         $9,741
=====================================================================================================================
1995
---------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
   U.S. Treasury and agencies                           $94,820                $708              $143        $95,385
   State and municipal                                    4,074                  45                 9          4,110
   Mortgage-backed securities
      and other                                          10,653                   3                 8         10,648
                                                       $109,547                $756             $160        $110,143
=====================================================================================================================
Held-to-maturity securities:
   State and municipal                                  $12,133                $128              $20         $12,241
   Mortgage-backed securities
      and other                                           3,552                  87                5           3,634
---------------------------------------------------------------------------------------------------------------------
                                                        $15,685                $215              $25         $15,875
=====================================================================================================================

Funding Average total deposits increased $70,574,000 or 16.3% during 1996, compared to an increase of $27,928,000 or 6.9% during 1995 and an increase of $21,864,000 or 5.7% in 1994. Average non-interest bearing deposits increased in 1996 by $13,791,000 or 14.4% compared to an increase of $8,908,000 or 10.3% in
1995 an increase of $9,511,000 or 12.3% in 1994. Average interest-bearing deposits increased $56,067,000 or 16.7% in 1996, compared with increases of $19,020,000 or 6.0% in 1995 and $11,112,000 or 3.6% during 1994. Total deposit growth in 1997 is expected to continue but may not increase at the same rate or in the same categories. The Company is able to attract deposits by providing interest rates and services competitive with other institutions located in its market area. The Company does not have any brokered deposits or large concentrations with any one customer. Given the Company's forecast for interest rates, management believes that maturing certificates of deposit will continue to be directed into short to medium term deposits.

---------------------------------------------------------------------------------------------------------------------
Average Deposits                                1996                       1995                      1994
---------------------------------------------------------------------------------------------------------------------
                                         Average                    Average                    Average
(Dollars in thousands)                   Balance          Rate      Balance          Rate      Balance          Rate
---------------------------------------------------------------------------------------------------------------------
Demand, Noninterest Bearing             $109,615             -      $95,824             -      $86,916             -
Demand, Interest Bearing                  77,306         1.09%       87,916         1.71%       80,428         1.54%
Savings and money market                 168,553         2.77%      140,209         2.79%      151,882         2.46%
Time Certificates                        146,359         5.32%      108,026         5.10%       84,821         3.54%
---------------------------------------------------------------------------------------------------------------------

The table above sets forth information for the last three fiscal years regarding the Company's average deposits and the average rates paid on each of the deposit categories.

The remaining maturities of the Company's certificates of deposit, including public funds, in amounts of $100,000 or more as of December 31, 1996, are indicated in the table below. Interest expense on these certificates of deposit totaled $4,036,000 in 1996.

----------------------------------------------------------------------------
(In thousands)                                                         1996
----------------------------------------------------------------------------
Three month or less                                                 $32,921
Over three through six months                                        21,841
Over six through twelve months                                       26,190
Over twelve months                                                        -
----------------------------------------------------------------------------
   Total                                                            $80,952
============================================================================


Noninterest Income Total other income increased in 1996 to $3,160,000 from $2,983,000 in 1995. The increase was primarily due to a $181,000 increase in other income partially offset by a decrease in gains on loan sales. In addition, net losses on securities transactions decreased in 1996 to $46,000 from $73,000 in 1995. Noninterest income also increased in 1995 by $112,000 as a result of an increase in service charges of $236,000 partially offset by a decrease in gains on sales of loans of $69,000. The Mortgage Banking Division of the Company is solely a brokerage operation. The Company does not originate, purchase, or sell loans in this area and thus retains no credit or servicing risk.

Noninterest Expense In 1996, total other operating expenses increased 17.4% to $22,727,000, after an increase of $2,007,000 or 11.6% in 1995. Of the $3,375,000 increase in 1996, $1,972,000 was attributable to merger-related expenses. These costs were primarily within the categories of salaries and benefits, equipment expense, and legal and professional expenses. Salaries and benefits expense increased $1,875,000 or 18.8% in 1996, compared to an increase of $1,259,000 or 14.4% in 1995. The increase in salaries and benefits during 1996 was mainly the result of severance costs related to the merger as well as normal salary increases. The increase in 1995 was primarily due to a greater number of employees in 1995 over 1994 and normal salary increases. As a percentage of average earning assets, salaries and benefits were 2.3% in 1996 compared to 2.3% for 1995 and 2.1% in 1994. The Company employed 259 full-time equivalent employees at year-end 1996.

Occupancy expense increased $152,000 or 7.8% in 1996 compared to an increase of $180,000 or 10.1% in 1995. The increases in 1996 and 1995 were due primarily to the expansion of the Salinas office of First National as well as normal rental rate increases.

All other operating  expenses totaled  $8,752,000 in 1996 compared to $7,404,000 in 1995,  an increase of  $1,348,000  or 18.2%.  This increase was mainly due to merger-related  expenses for data processing and legal and professional fees. In
1995,  other operating  expense  increased by $568,000 or 8.3% as compared to an increase  of $473,000  or 7.4% in 1994.  The  increase in 1995 was due mainly to equipment costs  associated  with a systems  conversion at South Valley combined with an  increase  in other  expenses  partially  offset by a  decrease  in FDIC insurance  premiums  at  both  South  Valley  and  First  National  due  to  the recapitalization  of the Bank Insurance  Fund in 1995.  The major  components of other  expenses in dollars and as a percentage of average  earning assets are as indicated in the table below.
---------------------------------------------------------------------------------------------------------------------
Other Expenses                           1996                       1995                         1994
---------------------------------------------------------------------------------------------------------------------
                                              Percentage                    Percentage                    Percentage
                                              of Average                    of Average                    of Average
(Dollars in thousands)            Amount  Earning Assets      Amount    Earning Assets       Amount   Earning Assets
---------------------------------------------------------------------------------------------------------------------
Salaries and benefits            $11,864           2.34%      $9,989             2.29%       $8,730            2.13%
Occupancy                          2,111           0.42%       1,959             0.45%        1,779            0.43%
Equipment                          2,577           0.51%       1,943             0.45%        1,476            0.36%
Advertising and promotion            710           0.14%         659             0.15%          679            0.17%
Forms and supplies                   563           0.11%         508             0.12%          456            0.11%
Legal and professional fees        1,946           0.38%         823             0.19%          828            0.20%
Assessments                          147           0.03%         572             0.13%        1,043            0.25%
Other                              2,809           0.56%       2,899             0.65%        2,354            0.58%
---------------------------------------------------------------------------------------------------------------------
 Total                           $22,727           4.49%     $19,352             4.43%      $17,345            4.23%
=====================================================================================================================

Income Taxes

The provision for income taxes was $4,348,000 in 1996, compared to $4,200,000 in 1995 and $3,778,000 in 1994. The Company's effective tax rate for 1996 was 41.9%, compared with 38.9% for 1995, and 37.8% for 1994. The increase in 1996 was due to the fact that a majority of the merger-related costs were not tax-deductible.

Capital

Shareholders' equity increased $3,113,000 or 5.1% in 1996. The increase was primarily a result of retention of the Company's 1996 net income and the exercise of stock options, offset in part by a repurchase of outstanding shares and a total cash dividend of $0.60 per share paid during 1996. The Company regularly assesses future capital needs so that it will remain in compliance with the capital adequacy guidelines issued by the Federal Reserve Board for bank holding companies and by the Office of the Comptroller of the Currency (the "OCC") for national banks. The Company's capital plan for 1996 contemplates continued growth in shareholders' equity through the retention of net income.

The Company and the Subsidiary Banks are subject to the guidelines and regulations of the Federal Reserve Board and the Comptroller, respectively, governing capital adequacy. The Federal Reserve Board has established final risk-based and leverage capital guidelines for bank holding companies which are the same as the Comptroller's capital regulations for national banks.

The Federal Reserve Board capital guidelines for bank holding companies and the OCC's regulations for national banks set total capital requirements and define capital in terms of "core capital elements" (comprising Tier 1 capital) and "supplemental capital elements" (comprising Tier 2 capital). Tier 1 capital is generally defined as the sum of the core capital elements less goodwill. The following items are defined as core capital elements: common stockholders'
equity, qualifying noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: allowance for loan and lease losses (which cannot exceed 1.25% of an institution's risk weighted assets), perpetual preferred stock not qualifying as core capital, hybrid capital instruments and mandatory convertible debt instruments, and term subordinated debt and intermediate-term preferred stock. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Federal Reserve Board or the OCC to those assets. Both bank holding companies and national banks are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. There are presently four risk-weight categories: 0% for cash and unconditionally guaranteed government securities; 20% for conditionally guaranteed government securities; 50% for performing residential real estate loans secured by first liens; and 100% for commercial loans.

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

Leverage Capital Guidelines

The Federal Reserve Board and the OCC have established a minimum leverage ratio of 3% Tier 1 capital to total assets for bank holding companies and national banks that have received the highest composite regulatory rating and are not anticipating or experiencing any significant growth. All other institutions will be required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum.

Set forth below are the  Company's  and the  Subsidiary  Banks'  risk-based  and leverage capital ratios as of December 31, 1996:
-------------------------------------------------------------------------------------------------------------------
Risk Based Capital Ratio
As of December 31, 1996
-------------------------------------------------------------------------------------------------------------------
                                            Company                  South Valley                  First National
(Dollars in thousands)                  Amount       Ratio        Amount          Ratio       Amount         Ratio
-------------------------------------------------------------------------------------------------------------------
Tier 1 capital                         $63,469      13.91%       $16,096         11.63%      $42,034        13.40%
Tier 1 capital minimum
   requirement                          18,254       4.00%         5,534          4.00%       12,546         4.00%
-------------------------------------------------------------------------------------------------------------------
      Excess                            45,215       9.91%        10,562          7.63%       29,488         9.40%
===================================================================================================================
Total capital                           67,141      14.71%        17,409         12.58%       44,258        14.11%
Total capital minimum
    requirement                         36,508       8.00%        11,069          8.00%       25,092         8.00%
-------------------------------------------------------------------------------------------------------------------
      Excess                            30,633       6.71%         6,340          4.58%       19,166         6.11%
===================================================================================================================
Risk-adjusted assets                  $456,356                  $138,362                    $313,644
===================================================================================================================

As indicated in the table on the previous  page,  the Company's  capital  ratios significantly  exceeded the minimum  capital levels  required by current federal regulations.  Management believes that the Company and the Bank will continue to meet their respective minimum capital requirements in the foreseeable future.
-------------------------------------------------------------------------------------------------------------------
Leverage Capital Ratio
As of December 31, 1996
-------------------------------------------------------------------------------------------------------------------
                                          Company                         South Valley             First National
(Dollars in thousands)                   Amount        Ratio        Amount          Ratio        Amount       Ratio
-------------------------------------------------------------------------------------------------------------------
Tier 1 capital to quarterly
average
    total assets (Leverage              $63,469       10.55%       $16,096          8.61%       $42,034      10.29%
Ratio)
Minimum leverage requirement          18,045 to     3.00% to      5,611 to       3.00% to     12,255 to    3.00% to
                                         30,075        5.00%         9,351          5.00%        20,425       5.00%
-------------------------------------------------------------------------------------------------------------------
      Excess                          33,394 to     5.55% to      6,745 to       3.61% to     21,609 to    5.29% to
                                         45,424        7.55%        10,485          5.61%        29,779       7.29%
===================================================================================================================
Total quarterly average assets         $601,496                   $187,024                     $408,502
===================================================================================================================

Federal banking laws impose restrictions upon the amount of dividends the Subsidiary Banks may declare to the Holding Company (see Note 14 to the accompanying consolidated financial statements). Federal laws also impose restrictions upon the amount of loans or advances that the Subsidiary Banks may extend to the Holding Company. In management's opinion, these do not affect the ability of the Company to meet its cash obligations.


Liquidity

Liquidity represents the ability of the Company to meet the requirements of customer borrowing needs as well as fluctuations in deposit flows.

The Company's principal sources of asset liquidity are cash and due from banks, time deposits with other financial institutions, federal funds sold, short-term investments, and marketable investment securities. As of December 31, 1996 these sources represented $202,453,000 or 37.0% of total deposits, compared to 44.1% in 1995 and 41.0% in 1994. The decrease in 1996 reflects the growth within the loan portfolio of which a small portion was funded by maturities in the investment portfolio. Other sources of asset liquidity are maturing loans and borrowing lines of approximately $51,000,000 with primary correspondent banks. There were no borrowings outstanding under these lines as of December 31, 1996.

The Company guarantees the obligations or performance of its customers by issuing standby letters of credit to a third party. These standby letters of credit are frequently issued in support of third-party obligations, such as retail company transactions and travel agency issuances.

The risk involved in issuing standby letters of credit is essentially the same as the credit risk in extending loans to customers, and they are subject to the same credit origination, maintenance, and management procedures in effect to monitor other credit products. As of December 31, 1996 and 1995, outstanding standby letters of credit totaled $4,994,000 and $2,448,000, respectively.

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

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                     PACIFIC CAPITAL BANCORP STOCK ACTIVITY

The common stock of the Company is listed on the NASDAQ National Market under the symbol PABN. This listing became effective on November 20, 1996. Prior to that date, the Company's common stock was listed on the OTC Bulletin Board.

The high and low prices listed below reflect actual trades which occurred in the specified time frames listed. Three brokerage firms effect transactions in the Company's stock: Van Kasper & Co., Sandler O'Neill Partners, L.P.; and Hoefer & Arnett, Inc.

According to the Company's records, there were 2,063 shareholders as of September 10, 1996. In 1996 the Company paid four cash dividends of $0.15 per share to holders of record on March 15, June 28, September 16, and November 1, payable on March 29, June 28, September 30, and December 9, 1996, respectively. The Company also paid a five percent (5%) stock dividend payable to shareholders of record as of December 1, 1996.

For information regarding restrictions on the payment of dividends see Note 14 to the accompanying consolidated financial Statements.

-------------------------------------------------------------------------------
                Ranges of Common Stock Prices
-------------------------------------------------------------------------------
                           1996
-------------------------------------------------------------------------------
Quarter                                                 Low                High
-------------------------------------------------------------------------------
First                                                $24.05              $28.09
Second                                                25.47               27.63
Third                                                 24.77               26.67
Fourth                                                25.38               27.63
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                           1995
-------------------------------------------------------------------------------
Quarter                                                 Low                High
-------------------------------------------------------------------------------
First                                                $17.69              $18.59
Second                                                17.23               19.73
Third                                                 20.86               23.13
Fourth                                                22.22               24.53
-------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
                                              B o a r d o f D i r e c t o r s
----------------------------------------------------------------------------------------------------------------------
                                           First National Bank of Central
       Pacific Capital Bancorp                       California                     South Valley National Bank
--------------------------------------- -------------------------------------- --------------------------------------
Charles E. Bancroft                     Charles E. Bancroft                    Laruence M. Connell
Director, President & CEO               Director, President & CEO              President
Sequioa Insurance Company               Sequioa Insurance Company              Connell Realty Inc.
Citation Insurance Company              Citation Insurance Company
                                                                               Joseph A. Filice
Gene DiCicco                            Gene DiCicco                           Partner
Owner, Watsonville Nurseries            Owner, Watsonville Nurseries           Greco/Filice Accountancy

Lewis L. Fenton                         Lewis L. Fenton                        Eugene R. Guglielmo
Attorney, Fenton & Keller               Attorney, Fenton & Keller              Director & Executive Officer
                                                                               Emilio Guglielmo Winery
Gerald T. Fry                           Gerald T. Fry
Chief Financial Officer                 Chief Financial Officer                D. Vernon Horton
Office Products, Inc.                   Office Products, Inc.                  Chairman of the Board
                                                                               South Valley National Bank
James L. Gattis                         James L. Gattis
Investor, Civic Leader                  Investor, Civic Leader                 Roger C. Knopf
                                                                               President, Knopf Construction Inc.
Eugene R. Guglielmo                     Stanley R. Haynes
Director & Executive Officer            Chairman of the Board                  Clayton C. Larson
Emilio Guglielmo Winery                 Cinderella Carpets                     Vice Chairman
                                                                               South Valley National bank
Stanley R. Haynes                       D. Vernon Horton
Chairman of the Board                   Chief Executive Officer                Edward J. Lazzarini
Cinderella Carpets                      First National Bank of Central         President
                                        California                             Lazzco Inc.
D. Vernon Horton
Chairman of the Board                   Hubert Hudson                          Donald G. Mountz
Pacific Capital Bancorp                 Property Manager, Aptos Station        President
                                                                               Mountz, Inc.
Hubert W. Hudson                        William J. Keller, M.D.
Property Manager, Aptos Station         Physician                              William H. Pope
                                                                               Certified Public Accountant
William J. Keller, M.D.                 Clayton C. Larson
Physician                               President                              James R. Price
                                        First National Bank of Central         President
Roger C. Knopf                          California                             LynRob Enterprises
President, Knopf Construction Inc.
                                        William S. McAfee, M.D.                Mary Lou Rawitser
Clayton C. Larson                       Physician                              Certified Financial Planner
President, Pacific Capital Bancorp
                                        William H. Pope                        Brad L. Smith
William S. McAfee, M.D.                 Certified Public Accountant            President
Physician                                                                      South Valley National Bank
                                        William K. Sambrailo
William H. Pope                         Chariman of the Board
Certified Public Accountant             Charles Sambrailo Paper Co.

Mary Lou Rawitser                       Clyn Smith, Jr., M.D.
Certified Financial Planner             Physician, Retired

William K. Sambrailo                    Robert B. Sheppard
Chariman of the Board                   Vice Chariman, Retired
Charles Sambrailo Paper Co.             Allstate Insurance Companies

Clyn Smith, Jr., M.D.
Physician, Retired

Robert B. Sheppard
Vice Chariman, Retired
Allstate Insurance Companies


                                 The Corporation

The Company is a California corporation and bank holding company that was incorporated on January 26, 1983. First National and South Valley, wholly owned subsidiaries of the Company, commenced operations in 1984 and 1983, respectively..

First  National  and South  Valley are  nationally  chartered  commercial  banks
serving  Monterey,   Santa  Cruz,  Santa  Clara  and  San  Benito  Counties  and
surrounding areas in California.

First National Bank of        South Valley                  Registrar & Transfer Agent   Form 10-K
Central California            National Bank                 --------------------------   ----------------------------
Banking Offices               Banking Offices               ChaseMellon Shareholder      A Copy of the Company's
----------------------------- ----------------------------- Services                     Form 10-K as filed with the
1001 South Main Street        500 Tennant Station           Overpeck Centre              Securities and Exchange
Salinas, California           Morgan Hill, California       85 Challenger Road           Commission is available,
93902-1786                    95037                         Ridgefield Park, NJ          without charge, upon
(408) 757-4900                (408) 778-1510                07660                        written request.
                                                                                         Please direct requests to:
495 Washington Street         8000 Santa Teresa Blvd.
Monterey, California          Gilroy, California            Market Makers                Dennis A. DeCius
93942-2718                    95020                         Hoefer & Arnett, Inc.        Executive Vice President
(408) 373-4900                (408) 848-2161                353 Sacramento Street        Chief  Financial Officer
                                                            Tenth Floor                  Pacific Capital Bancorp
307 Main Street               1730 Airline Highway          San Francisco, California    P.O. Box 1786
Salinas, California           Hollister, California         94111                        Salinas, California
93902-1786                    95023                                                      93902-1786
(408) 757-4900                (408) 636-5581                Sandler O'Neill Partners,
                                                            LP
                                                            2 World Trade Center         Corporate Counsel
655 Main Street               301 Third Streer              104th Floor                  Graham & James
Watsonville, California       San Juan Bautista, Ca.        New York, New York           One Maritime Plaza
95077-1540                    95045                         10048                        San Francisco, California
(408) 728-2265                (408) 623-4590                                             94111
                                                            Van Kasper & Co.
26380 Carmel Rancho Lane                                    600 California Street        Certified Public
Carmel, California                                          Suite 1700                   Accountants
93922-2017                                                  San Francisco, California    KPMG Peat Marwick LLP
(408) 626-2900                                              94108                        50 West San Fernando Street
                                                                                         San Jose, California  95113

                                       63

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


Date:  March 25, 1997                                PACIFIC CAPITAL BANCORP
       -------------------------------------

                                                     By:  /S/ Clayton C. Larson
                                                        -----------------------
                                                     CLAYTON C. LARSON
                                                     President

  /S/ Charles E. Bancroft                            Date:       March 25, 1997
--------------------------------------------
Charles E. Bancroft,
Director

  /S/ Dennis A. DeCius                               Date:       March 25, 1997
--------------------------------------------
Dennis A. DeCius
Executive Vice President
and Chief Financial Officer
(principal financial officer and principal accounting officer)


  /S/ Gene DiCicco                                   Date:       March 25, 1997
--------------------------------------------
Gene DiCicco,
Director

  /S/ Lewis L. Fenton                                Date:       March 25, 1997
--------------------------------------------
Lewis L. Fenton,
Director

  /S/ Gerald T. Fry                                  Date:       March 25, 1997
--------------------------------------------
Gerald T. Fry,
Director

  /S/ James L. Gattis                                Date:       March 25, 1997
--------------------------------------------
James L. Gattis,
Director and Secretary

  /S/ Hubert W. Hudson                               Date:       March 25, 1997
--------------------------------------------
Hubert W. Hudson,
Director

  /S/ Stanley R. Haynes                              Date:       March 25, 1997
--------------------------------------------
Stanley R. Haynes,
Director

  /S/ D. Vernon Horton                               Date:       March 25, 1997
--------------------------------------------
D. Vernon Horton,
Chairman of the Board
and Director

  /S/ William J. Keller                              Date:       March 25, 1997
--------------------------------------------
William J. Keller,
Director

 /S/ Eugene R.Guglielmo                              Date:       March 25, 1997
 -------------------------------------------
Eugene R. Guglielmo,
Director

/S/ Roger C. Knopf                                   Date:       March 25, 1997
--------------------------------------------
Roger C. Knopf,
Director

  /S/ Clayton C. Larson                              Date:       March 25, 1997
--------------------------------------------
Clayton C. Larson,
President and Director

  /S/ William S. McAfee                              Date:       March 25, 1997
--------------------------------------------
William S. McAfee,
Director

  /S/ William K. Sambrailo                           Date:       March 25, 1997
--------------------------------------------
William K. Sambrailo,
Director

  /S/ Robert B. Sheppard                             Date:       March 25, 1997
--------------------------------------------
Robert B. Sheppard,
Director

  /S/ Clyn Smith, Jr.                                Date:       March 25, 1997
--------------------------------------------
Clyn Smith, Jr.,
Director

 /S/ Mary Lou Rawitser                               Date:       March 25, 1997
--------------------------------------------
Mary Lou Rawitser,
Director


                                          INDEX TO EXHIBITS

Exhibit                                                                                 Sequentially
Number                                        Exhibit                                   Numbered Page
------                                        -------                                   -------------
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

*/       Not Applicable.

-----------------------------------------------------------------------

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


Exhibit                                                                                 Sequentially
Number                                        Exhibit                                   Numbered Page
------                                        -------                                   -------------

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

         10.19    Prunetree Shopping Center Lease dated June 28, 1988                     (*)
                  by and between Dennis R. Keith and Pajaro Valley Bancorporation. 7/

-----------------------------------------------------------------------
6/ Filed as Exhibits 10.20 through 10.24, respectively, to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1989, which are incorporated by reference.

7/ Filed as Exhibits 10.25 through 10.32 to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1990, which are incorporated by reference.


Exhibit                                                                                 Sequentially
Number                                        Exhibit                                   Numbered Page
------                                        -------                                   -------------

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

         10.32    Fidelity and Deposit Company of Maryland Directors and                  (*)
                  Officers Liability Insurance Policy including Bank Reimbursement. 8/

         10.33    Fidelity and Deposit Company of Maryland                                (*)
                  Financial Institution Bond.  8/

         10.34    Lease dated January 28, 1993 by and between J.W. and R.W.               (*)
                  McClellan, Partners, and First National Bank of Central California. 9/

         10.35    Exercise of Lease Option as of September 19, 1992 by and                (*)
                  between First National Bank of Central California and
                  James L. Gattis. 9/

-----------------------------------------------------------------------
8/ Filed as Exhibits 10.23 through 10.34 to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991, which are incorporated by reference.

9/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1993, which are incorporated by reference.


Exhibit                                                                                 Sequentially
Number                                        Exhibit                                   Numbered Page
------                                        -------                                   -------------

         10.37    Lease dated November 18, 1993 by and between Hazel Graven               (*)
                  and Vines Stewart and First National Bank of Central California. 10/

         10.38    Software License Agreement for Platform Transfer Module and Interface   (*)
                  dated September 15, 1993 by and between First National Bank of
                  Central California and Information Technology, Inc. 10/

         10.39    Equipment Sale Agreement dated December 16, 1993 by and                 (*)
                  between First National Bank of Central California and
                  Information Technology, Inc. 10/

         10.40    Asset/Liability Management Software Agreement dated                     (*)
                  December 31, 1993 by and between First National Bank of
                  Central California and Profitstar, Inc. 10/

         10.41    Applications dated December 28, 1993 by First National Bank             (*)
                  of Central California to become a member of the California Bankers
                  Clearing House Association. 10/

         10.42    Consolidated Agreement for the purchase of computer hardware            (*)
                  dated December 20, 1993 by and between First National Bank of
                  Central California and Unisys Corporation. 10/

         10.46    Amended Pacific Capital Bancorp 1994 Stock Option Plan and Form of      (*)
                  Incentive and Non-Qualified Stock Option Agreements. 9/

         10.47    Amendment No. Five to Pacific Capital Bancorp Employee                  (*)
                  Stock Ownership Plan and Trust. 10/

         10.48    Pacific Capital Bancorp 401(k) Profit Sharing Plan. 10/                 (*)

         10.49    Equipment Sale Agreement dated March 22, 1995, by and between           (*)
                  First National Bank of Central California and
                  Information Technology, Inc. 11/

         10.50    Equipment Sale Agreement dated February 2, 1996, by and between         (*)
                  First National Bank of Central California and
                  Information Technology, Inc. 11/


-----------------------------------------------------------------------
9/ Filed as Exhibits to the Company's Registration Statement on Form S-8 (File No. 33-83848) as filed on September 8, 1994, and Amendment No. 1 to Form S-8 as filed on November 15, 1994.

10/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1994, which are incorporated by reference.

11/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1995, which are incorporated by reference.

Exhibit                                                                                 Sequentially
Number                                        Exhibit                                   Numbered Page
------                                        -------                                   -------------

         10.51    Standard Form of Agreement between Owner (Pacific Capital Bancorp)        (*)
                  and Contractor (Daniels & House Construction Co.) for the renovation of existing building and construction of new addition for
                  First National Bank of Central California at 1001 S. Main Street,
                  Salinas, CA, 93901, dated June 15, 1995. 11/

         10.52    Employee Welfare Benefit Plan Agreement dated January 1, 1995,            (*)
                  between Pacific Capital Bancorp and
                  Great-West Life & Annuity Insurance Co. 11/

         10.53    Lease Agreement dated October 29, 1996 by and between James L.
                  Gattis and Pacific Capital Bancorp for property located at 517 S.
                  Main Street, Salinas

         10.54    Employment Agreement dated May 22, 1996 between First
                  National Bank of Central California and Clayton C. Larson

         10.55    Employment Agreement dated May 22, 1996 between First
                  National Bank of Central California and D. Vernon Horton

         10.56    Employment Agreement dated May 22, 1996 between First
                  National Bank of Central California and Dennis A. DeCius

         10.57    Employment Agreement dated November 20, 1996 between South
                  Valley National Bank and Brad L. Smith

         13.      Pacific Capital Bancorp 1996 Annual Report to Shareholders              ---
                  (parts  not   incorporated  by  reference  are  furnished  for
                  informational purposes only and are not filed only and are not filed herewith).

         21.      Subsidiaries of the Company

         22.      Opinion of KPMG Peat Marwick, LLP

         24.      Consent of KPMG Peat Marwick LLP.

         27.      Financial Data Schedule


-----------------------------------------------------------------------
11/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1995, which are incorporated by reference.