Form 10-Q
period 1997-03-31
PACIFIC CAPITAL BANCORP
filed 1997-05-09
CIK 731805

-2-
                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC. 20549


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                                    OR
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

                                            Outstanding at
     Class                                   May 8, 1996

     Common stock, no par value            4,091,102 Shares

This report contains a total of 19 pages.


                      PART I - FINANCIAL INFORMATION

ITEM 1                                                  PAGE

PACIFIC CAPITAL BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                           3

     CONSOLIDATED STATEMENTS OF INCOME                     4

     CONSOLIDATED STATEMENTS OF CASH FLOWS                 5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          6-7


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                   8 - 13



                        PART II - OTHER INFORMATION

ITEM 5

OTHER EXHIBITS AND REPORTS ON FORM 8-K                    14

SIGNATURES                                                19


                                  PART 1
                      ITEM 1 - FINANCIAL INFORMATION
                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                     March 31,     December
                                                                        31,
Assets                                                    1997         1996

Cash and due from banks                                $44,552      $48,126
Federal funds sold and other short term                 44,617       28,119
investments
      Total cash and equivalents                        89,169       76,245
Investment securities:
   Available-for-sale securities, at fair value        119,862      116,528
   Held-to-maturity securities, at amortized
cost
     (fair value of $9,273 and $9,739,                   9,297        9,680
respectively)

Loans available for sale                                 7,941        5,821

Total loans                                            396,835      388,728
   Less allowance for possible loan losses             (3,907)      (3,672)
      Net loans                                        392,928      385,056

Premises and equipment, net                             15,403       15,300
Accrued interest receivable and other, net              10,534       10,809

Total assets                                          $645,134     $619,439

Liabilities and shareholders' equity

Deposits:
   Demand, non-interest bearing                       $128,511     $131,332
   Demand, interest bearing                             83,953       84,770
   Savings and money market                            168,767      164,890
   Time certificates                                   193,192      166,190
      Total deposits                                   574,423      547,182

Accrued interest payable and other liabilities           6,573        8,611

Total liabilities                                      580,996      555,793

Shareholders' equity:
Preferred stock; 20,000,000 shares authorized                -            -
and unissued
Common stock, no par value; 20,000,000 shares
authorized;
   4,090,757 and 4,083,363 shares issued and
outstanding at
   March 31, 1997 and at December 31, 1996,             49,492       49,388
respectively
Retained earnings                                       16,012       14,423
Net unrealized losses on available-for-sale            (1,366)        (165)
securities

Total shareholders' equity                              64,138       63,646

Total liabilities and shareholders' equity            $645,134     $619,439

See accompanying notes to consolidated financial statements.





                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                Three months   Three months
                                                       ended          ended
                                                   March 31,      March 31,
                                                        1997           1996
Interest income:
   Interest and fees on loans                         $9,531         $7,781
   Interest on fed funds sold                            309            671
   Interest on investment securities                   2,146          1,836
     Total interest income                            11,986         10,288
Interest expense:
   Interest on deposits                                3,855          3,088
   Other                                                   7             13
     Total interest expense                            3,862          3,101
     Net interest income                               8,124          7,187
 Provision for possible loan losses                      285            105
Net interest income after provision for                7,839          7,082
possible loan losses

Other income:
   Service charges                                       620            565
   Gain on sale of loans                                   6              9
   Net gain  on securities transactions                    -             12
   Other                                                 179            196
     Total other income                                  805            782

Other expenses:
   Salaries and benefits                               2,747          2,750
   Occupancy                                             564            509
   Equipment                                             391            507
   Advertising and promotion                             152            141
   Stationary and supplies                               232            113
   Legal and professional fees                           204            219
   Regulatory assessments                                 54             36
   Other operating                                       616            636
     Total other expenses                              4,960          4,911

Earnings before income taxes                           3,684          2,953

Income taxes                                           1,442          1,152

Net income                                            $2,242         $1,801

Net income per share                                   $0.53          $0.43


Weighted average shares outstanding                4,250,093      4,222,628

See accompanying notes to consolidated financial statements.







                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (IN THOUSANDS)

                                                Three Months   Three Months
                                                       Ended          Ended
                                                   March 31,      March 31,
                                                        1997           1996

Cash flows from operating activities:
Net income                                            $2,242         $1,801
Adjustments to reconcile net income to net
cash provided by
     operating activities:
   Depreciation and amortization                         354            385
   Provision for possible loan losses                    285            105
   Gain on sale of investment securities, net              -           (12)
   Net originations of loans available for           (2,120)          (325)
sale
   Gain on sale of loans                                 (6)            (9)
   Deferral of loan origination costs                   (30)           (39)
   Change in accrued interest receivable and           (926)          (963)
other assets
   Change in accrued interest payable and            (2,032)          (106)
other liabilities
Net cash provided by  (used in) operating            (2,233)            837
activities

Investing activities:
   Net increase in loans                             (8,127)        (6,909)
   Maturities of investment securities                 3,553          2,856
   Purchases of investment securities                (6,504)       (24,991)
   Proceeds from sale of available-for-sale                -         14,646
securities
   Capital expenditures, net                           (457)        (1,159)
Net cash used in investing activities               (11,535)       (15,557)

Financing activities:
   Net increase in deposits                           27,241          9,745
   Cash paid for retirement of stock                       -           (60)
   Proceeds from exercise of options                     104              4
   Cash paid for dividends                             (653)          (489)
Net cash provided by financing activities             26,692          9,200

Net increase (decrease) in cashd equivalents          12,924        (5,520)
Cash and equivalents at beginning of period           76,245         79,237
Cash and equivalents at end of period                $89,169        $73,717

Supplemental disclosures of cash flow
information:
    Cash paid during the period
     Interest                                          4,248          4,048
     Income taxes                                          -            347

See accompanying notes to consolidated financial statements.











                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 -  Basis of Presentation

In the opinion   of  the  Company,  the  unaudited  consolidated  financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at March 31, 1997 and December 31, 1996, the results of its operations and the statements of cash flows for the periods ended March 31, 1997 and 1996.

Certain information  and note disclosures normally presented  in  financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year ending December 31, 1997.

During 1996, the Financial Accounting Standards Board (the "FASB) issued Statement of Financial Accounting Standards
("SFAS") No. 125, Accounting for Transfers and Servicing of Financial
Assets and Extinguishment of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under this approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. This statement is effective for years beginning after December 15, 1996. The Company does not believe this statement will have a material impact on its consolidated financial statements.

In February 1997, the FASB issued
SFAS No. 128, Earnings Per Share and SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 128 supercedes APB Opinion No. 15 Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock.

SFAS No. 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Upon adoption, it also requires dual presentation of Basic EPS and Diluted EPS on the face of the Statement of Income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator of the Diluted EPS computation.

SFAS No. 129 establishes standards for disclosing information about an entity's capital structure for those entities deemed to have complex capital structures.

These statements are effective for financial statements for periods beginning after December 15, 1997. The adoption of these statements is not anticipated to have a material impact on the financial condition or results of operations of the Company. The following table represents pro forma Earnings per Share as it would appear after adoption of these statements.


Three Months Ended
                                            March 31, 1997   March 31, 1996
Basic Earnings per Share                             $0.55            $0.44
Diluted Earnings per Share                           $0.53            $0.43


Note 2 -  Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, First National Bank of Central California, ("First National"), and South Valley National Bank ("South Valley"). For purposes used herein, the term "Subsidiary Banks" shall mean First National and South Valley, collectively. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 -  Loans to Directors

In the ordinary course of business, the Company has made loans to directors of the Companyand their affiliates which at March 31, 1997 amounted to approximately $5,531,000.

Note 4 -  Commitments

          The  Company  had  outstanding  standby  letters  of  credit   of
          approximately $3,838,000 at March 31, 1997.

Note 5 -  Net Income Per Share and Dividends

Net income  per   share  is computed using the weighted average  number  of
          shares of common and common equivalent shares outstanding. On January 28, 1997, the Company declared a $0.165 per share cash dividend to shareholders of record on March 14, 1997, payable on March 31, 1997.

Note 6 -  Taxes

As of March 31, 1997, the Company has a deferred tax asset of approximately
          $3,187,000. The asset results primarily from the provisions for possible loan losses and depreciation of premises and equipment, which are recognized in the financial statements but are not yet deductible for income tax reporting purposes. Management of the Company believes that the net deferred tax asset is fully realizable through sufficient taxable income within carryback periods and current year taxable income.







                                  PART 1
            ITEM II - PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview of Changes in the Financial Statements

     Net income for the three months ended March 31, 1997 was $2,242,000 or $0.53 per share compared to $1,801,000 or $0.43 per share during the comparable period in 1996. This 24.5% increase in net income is due mainly to a $937,000 increase in net interest income. The increase in net interest income is due to growth in average total loans of $89,594,000 partially offset by an increase in average interest bearing deposits of $67,054,000 as compared to the same 1996 period.

      Outstanding loans were $396,835,000 at March 31, 1997 compared to $388,728,000 at December 31, 1996, a $8,107,000 or 2.1% increase. The increase  in  outstanding loans from December 31, 1996 to  March  31,  1997 resulted primarily from an increase in real estate mortgage loans of $9,467,000, an increase in real estate construction loans of $7,170,000 partially offset by a decrease in commercial loans of $3,941,000, and a decrease in other loans of $3,478,000.

      Federal Funds Sold and Investment Securities at March 31, 1997 were $173,776,000, a $19,449,000 or 12.6% increase from December 31, 1996. This was primarily due to the increase in total deposits which resulted in an increase in cash invested in Federal Funds.

      The Company's total deposits at March 31, 1997 were $574,423,000 compared to $547,182,000 at December 31, 1996, a $27,241,000 or 5.0%
increase. Non-interest bearing demand deposits decreased $2,821,000, interest bearing demand deposits decreased $817,000 and savings and money market deposit accounts increased $3,877,000 in the first three months of 1997. Certificates of deposit increased by $27,002,000 or 16.3% during the first three months of 1997. Management believes that the growth in deposits is a result of the overall strength in the local tourism, agribusiness, and high-tech industries within the local economies in which the Company operates. The loan to deposit ratio at March 31, 1997 was 69.1% as compared to 71.0% at December 31, 1996.


Loans

      Outstanding total loans averaged $394,426,000 for the three months ended March 31, 1997 compared to $304,832,000 for the comparable period in 1996, an increase of $89,594,000, or 29.4%. This increase in loans is due to increased loan demand from qualified borrowers and reflects stability and economic growth in most of the primary markets which the Company serves. The Company lends primarily to small and medium sized businesses and consumers within its markets, which are comprised principally of Monterey, Santa Cruz, San Benito, and Southern Santa Clara counties. A majority of the Company's loan portfolio consists of loans secured by commercial, industrial and residential real estate.


Quality of Loans

           The composition of non-performing loans as of March 31, 1997, December 31, 1996, and March 31, 1996 is summarized in the following table.

                            Nonperforming Loans
                          (Dollars in Thousands)

                         March  31,     December 31,     March  31,
                            1997            1996            1996
Accruing loans
past due 90 days
or more:
   Commercial            $    50         $    15          $  180
   Consumer                   41               2               -
   Real Estate               671               -             397
Total                       $762          $   17           $ 577

Nonaccrual loans:
   Commercial                418             507             831
   Consumer                  113             142             127
   Real Estate             1,019             915           1,624
Total                     $1,550          $1,564          $2,582

Total Nonperforming
Loans                     $2,312          $1,581          $3,159

Nonperforming Loans
To Total Loans              0.58%           0.41%         1.02%

Allowance For Possible
Loan Losses To Total
Non Performing Loans      168.99%         232.26%         122.16%

      The Company does not expect to sustain losses from any of the non-performing loans in excess of that specifically provided for in the allowance for possible loan losses. Currently, the Company's level of non-performing loans to total loans is below that of peer banks.

      In addition to the above, the Company holds three Other Real Estate Owned (OREO) properties, which aggregate $1,698,000. In all cases, the amount recorded represents the lesser of the loan balance or current fair value obtained from a current appraisal less anticipated selling costs; therefore, any identified loss has already been recognized.

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

      The table set forth below summarizes the actual loan losses and provision for possible losses for the periods ended March 31, 1997, December 31, 1996, and March 31, 1996:

                     Loan Charge-Off/Recovery Activity
                          (Dollars in Thousands)

                        Three months        Year        Three months
                           Ended           Ended           Ended
                       March 31, 1997 December 31,1996 March 31, 1996

Total Loans Outstanding  $396,835        $388,728        $307,891

Average Loans            $394,426        $332,421        $304,832

Allowance Balance:
Beginning Of Period        3,672           3,710           3,710

  Charge-Offs By Loan Category:
    Commercial               53             761               -
    Consumer                  -             188              53
    Real Estate              31             121               -
    Other                     4               -               -
    Total                $   88        $  1,070          $   53

  Recoveries By Loan Category:
    Commercial               32             239              36
    Consumer                  1              91              49
    Real Estate               2              17              12
    Other                     3               -               -
    Total                $   38          $  347           $  97

Net Charge-Offs (Recoveries)$   50        $  723          $ (44)

Provision Charged
To Expense                  $285            $685            $105

Allowance Balance
End Of Period            $ 3,907         $ 3,672         $ 3,859

Allowance For Possible
Loan Losses
To Total Loans              0.98%           0.94%           1.25%

Annualized Net Charge-offs
(Recoveries) to Average Loans0.05%          0.22%         (0.06%)


      The provision for possible loan losses charged against earnings is based upon an analysis of the actual migration of loans to losses plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $3,907,000 or .98% of total loans was adequate as of March 31, 1997.

Results of Operations
                     Three months Ended March 31, 1997
                               Compared with
                     Three months Ended March 31, 1996

     Net income for the three months ended March 31, 1997 was $2,242,000, an increase of $441,000 or 24.5% as compared to the same 1996 period. The increase in net income for the period was due primarily to an increase in net interest income of $937,000 partially offset by an increase in the provision for loan losses of $180,000. In addition, other income increased by $23,000 over the comparable period in 1996. The increase in net interest income is due to growth in average total loans of $89,594,000 partially offset by an increase in average interest bearing deposits of $67,054,000 compared to the same 1996 period.

     The average balance of interest earning assets during the three months ended March 31, 1997 was $558,107,000, a $77,778,000 or 16.2% increase over the comparable 1996 period. The Company's average yield on earning assets for the three months ended March 31, 1997 remained static at 8.7%. Total interest income increased $1,698,000 or 16.5% for the three months ended March 31, 1997 compared to the same 1996 period due to an increase in average interest earning assets of $77,778,000.

     Average deposits for the Company for the three months ended March 31, 1997 were $548,434,000, an $80,800,000 or 17.3% increase compared to the period ended March 31, 1996. The Company's average cost of funds for the three months ended March 31, 1997 was 3.6% which yielded a net interest margin of 5.9%. This compares to an average cost of funds of 3.4% and a net interest margin of 6.0% for the comparable 1996 period. Interest expense of $3,862,000 for the three months ended March 31, 1997 was $761,000 or 24.5% over the comparable 1996 period due to an increase in average interest bearing deposits of $67,054,000 and an increase in the Company's cost of funds of 0.2%. Net interest income for the three months ended March 31, 1997 increased $937,000 or 13.0%.

     The Company made a provision to the allowance for possible loan loss of $285,000 in the three months ended March 31, 1997. The provision was made based on the recent growth within the loan portfolio. An analysis of the loan portfolio completed by the Company indicates that the current allowance for loan losses is adequate based on the Company's calculated provision requirements.

     Total loans charged-off net of recoveries for the three months ended March 31, 1997 amounted to $50,000 compared to a net recovery of $44,000 for the same period in 1996. Annualized net loan charge-offs (recoveries) as a percentage of average loans for the three months ended March 31, 1997 was 0.05% compared to (0.06%) for the three months ended March 31, 1996 and
 .22% for the year ended December 31, 1996.

     Total other income was $805,000 for the three months ended March 31, 1997, a $23,000 or 2.9% increase compared to the comparable period in 1996. Service charges on deposit accounts increased by $55,000 or 9.7% over the comparable period in 1996. Gain on sale of investment securities decreased by $12,000 and other income decreased $18,000 from one year ago.

     Salaries and benefits expense for the three months ended March 31, 1997 was $2,747,000, a $3,000 or 0.1% decrease from the comparable 1996 period. This variance resulted primarily from the reduction in officers and staff associated with the merger offset by normal salary and benefit increases. The Company employed 258 full time equivalent employees at March 31, 1997 compared to 259 full time equivalent employees at December 31, 1996 and 252 full time equivalent employees at March 31, 1996.

     Total other expenses, excluding salaries and benefits, for the three months ended March 31, 1997, was $2,213,000, a $52,000 or 2.4% increase from the comparable 1996 period. This was primarily due to an increase in stationery and supplies expense of $119,000 due to increased orders of printed forms for statements and various mailings. In addition, occupancy expense increased by $55,000, or 10.8% due to normal rental rate increases from year to year. Partially offsetting these increases was a decrease in equipment expense associated with data processing costs which were targeted for significant cost savings from the merger through systems consolidation.

     Applicable income taxes of $1,442,000 for the three months ended March 31, 1997 were $290,000, or 25.2% more than the comparable 1996 period. The Company's effective tax rate for the three months ended March 31, 1997 was 39.1% compared to 39.0% for the same period in 1996.


Liquidity Management

       Liquidity represents the ability of the Company to meet the requirements of customer borrowing needs as well as fluctuations in deposit flows.

     The Company manages its liquidity primarily by maintaining investments in overnight Fed Funds, money market mutual funds, available-for-sale securities, and by maintaining lines of credit with correspondent banks. At March 31, 1997 the total of cash and due from banks, overnight Fed Funds, money market mutual funds, and available-for-sale securities represented $209,031,000 or 36.4% of total deposits compared to $192,773,000 or 35.2%
at year end 1996. This increase in liquid assets for the three months ended March 31, 1997 resulted primarily from an increase in deposits which were invested in Fed Funds sold and short term investments.

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

      The Company and the Subsidiary Banks are subject to Federal Reserve Board guidelines and regulations of the Comptroller of the Currency ("Comptroller"), respectively, governing capital adequacy. The Federal Reserve Board has established final risk-based and leverage capital guidelines for bank holding companies which are the same as the Comptroller's capital regulations for national banks.

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

      The following tables show the Company's risk-based and leverage capital ratios as of March 31, 1997 and December 31, 1996. The Company's capital ratios significantly exceeded the minimum capital levels required by current federal regulations. Management believes that the Company will continue to meet the respective minimum capital requirements in the foreseeable future.


Risk-Based Capital Ratio
(Unaudited)

March 31, 1997                              December 31, 1996
(Dollars in thousands)           Amount       Ratio      Amount      Ratio

Tier 1 Capital                  $65,173      14.13%     $63,469     13.91%
Tier 1 Capital minimum           18,451       4.00%      18,254      4.00%
requirement
      Excess                     46,722      10.13%      45,215      9.91%

Total Capital                    69,080      14.98%      67,141     14.71%
Total Capital minimum            36,901       8.00%      36,508      8.00%
requirement
      Excess                     32,179       6.98%      30,633      6.71%

Risk-adjusted assets           $461,265                $456,356



Leverage Ratio
(Unaudited)

March 31, 1997                              December 31, 1996
(Dollars in thousands)           Amount       Ratio      Amount      Ratio

Tier 1 Capital to average
total assets
(Leverage ratio)                $65,173      10.52%      63,469     10.55%
 Minimum leverage                18,579    3.00% to      18,045   3.00% to
requirement
                                 30,961       5.00%      30,075      5.00%

Excess                           34,212    5.52% to      33,394   5.55% to
                                 46,594       7.52%      45,424      7.55%

Average total assets           $619,289                $601,496



      Federal banking laws impose restrictions upon the amount of dividends the Subsidiary Banks may declare to the Company. Federal laws also impose restrictions upon the amount of loans or advances that the Subsidiary Banks may extend to the Company. In management's opinion, these do not affect the ability of the Company to meet its cash obligations.

PART II -- OTHER INFORMATION
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) INDEX TO EXHIBITS

Exhibit                                        Sequentially
Number                 Exhibit                Numbered Page

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




Exhibit                                        Sequentially
Number                 Exhibit                Numbered Page

 10.8     Matrix Funding Corporation Master Lease Agreement. 1/  (*)

 10.9     Lease dated January 24, 1989 by and between First National Bank
(*)
          of Monterey County and Stanley R. Haynes. 6/

10.13     Amendment No. One to Pacific Capital Bancorp(*)
          Employee Stock Ownership Plan. 2/

10.14     Amendment No. Two to Pacific Capital Bancorp(*)
          Employee Stock Ownership Plan. 7/

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

10.18     Lease dated November 12, 1990 by and between(*)
          First National Bank of Monterey County and Carmel
          Monterey Travel for Premises located at 601 Abrego
          Street, Monterey, California. 7/

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

Exhibit                                        Sequentially
Number                 Exhibit                Numbered Page

10.20     Lease dated June 21, 1990 by and between Saucito  (*)
          Land Co. and First National Bank of Monterey County. 7/

10.22     Amendment No. Four to Pacific Capital Bancorp     (*)
          Employee Stock Ownership Plan. 8/

10.23     Amendment dated May 20, 1991 to Lease dated(*)
          December 15, 1988 by and between the Bank and James L. Gattis for 307 Main Street, Salinas Old Town Office. 8/

10.24     Pacific Capital Bancorp Directors' Stock Option Plan   (*)
          and Form of Stock Option Agreement. 8/

10.26     Pacific Capital Bancorp 1984 Stock Option Plan    (*)
          and Forms of Agreements as amended to date.  8/

10.30     Business Recovery Services Agreement dated(*)
          September 30, 1991 by and between Bank and J.D.B. & Associates,
Inc. 8/

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

10.53     Lease Agreement dated October 29, 1996 by and between James L.
(*)
          Gattis and Pacific Capital Bancorp for property located at 517 S. Main Street, Salinas /12

10.54 Employment Agreement dated May 22, 1996 between First (*) National Bank of Central California and Clayton C. Larson /12

10.55 Employment Agreement dated May 22, 1996 between First (*) National Bank of Central California and D. Vernon Horton /12

10.56 Employment Agreement dated May 22, 1996 between First (*) National Bank of Central California and Dennis A. DeCius /12

10.57 Employment Agreement dated November 20, 1996 between South (*) Valley National Bank and Brad L. Smith /12

  27.     Financial Data Schedule                    20




11/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1995, which are incorporated by reference.

12/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1996, which are incorporated by reference.


                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date __ May 8, 1997_____                /S/    D. Vernon Horton
                                        D. Vernon Horton
                                        Chairman of the Board
                                        Chief Executive Officer





Date __ May 8, 1997_______              /S/    Dennis A. DeCius
                                        Dennis A. DeCius
                                        Executive Vice President
                                        Chief Financial Officer