Form 10-Q
period 1997-06-30
PACIFIC CAPITAL BANCORP
filed 1997-08-13
CIK 731805

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC. 20549


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                                    OR
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

                                            Outstanding at
     Class                                 August 12, 1997

     Common stock, no par value            4,092,986 Shares

This report contains a total of 22 pages.


                      PART I - FINANCIAL INFORMATION

ITEM 1                                                  PAGE

PACIFIC CAPITAL BANCORP AND
SUBSIDIARIES UNAUDITED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                           3

     CONSOLIDATED STATEMENTS OF INCOME                     4

     CONSOLIDATED STATEMENTS OF CASH FLOWS                 6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-8


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                   9 - 15



                        PART II - OTHER INFORMATION

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       16

ITEM 6

OTHER EXHIBITS AND REPORTS ON FORM 8-K                    17

SIGNATURES                                                22


                                  PART 1
                      ITEM 1 - FINANCIAL INFORMATION
                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                      June 30,     December
                                                                        31,
Assets                                                    1997         1996

Cash and due from banks                                $43,375      $48,126
Federal funds sold and other short term                 64,643       28,119
investments
      Total cash and equivalents                       108,018       76,245
Investment securities:
   Available-for-sale securities, at fair value        117,681      116,528
   Held-to-maturity securities, at amortized
cost
     (fair value of $9,041 and $9,739,                   9,040        9,680
respectively)

Loans available for sale                                 8,557        5,821

Total loans                                            414,018      388,728
   Less allowance for possible loan losses             (4,074)      (3,672)
      Net loans                                        409,944      385,056

Premises and equipment, net                             15,199       15,300
Accrued interest receivable and other, net              11,572       10,809

Total assets                                          $680,011     $619,439

Liabilities and shareholders' equity

Deposits:
   Demand, non-interest bearing                       $133,782     $131,332
   Demand, interest bearing                             85,226       84,770
   Savings and money market                            174,035      164,890
   Time certificates                                   214,551      166,190
      Total deposits                                   607,594      547,182

Accrued interest payable and other liabilities           5,005        8,611

Total liabilities                                      612,599      555,793

Shareholders' equity:
Preferred stock; 20,000,000 shares authorized                -            -
and unissued
Common stock, no par value; 20,000,000 shares
authorized;
   4,092,436 and 4,083,363 shares issued and
outstanding at
   June 30, 1997 and at December 31, 1996,              49,775       49,388
respectively
Retained earnings                                       18,031       14,423
Net unrealized losses on available-for-sale              (394)        (165)
securities

Total shareholders' equity                              67,412       63,646

Total liabilities and shareholders' equity            $680,011     $619,439

See accompanying notes to unaudited consolidated financial statements.





                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  Six months     Six months
                                                       ended          ended
                                                    June 30,       June 30,
                                                        1997           1996
Interest income:
   Interest and fees on loans                        $19,996        $15,959
   Interest on fed funds sold                            732          1,144
   Interest on investment securities                   4,307          3,811
     Total interest income                            25,035         20,914
Interest expense:
   Interest on deposits                                7,984          6,242
   Other                                                  21             17
     Total interest expense                            8,005          6,259
     Net interest income                              17,030         14,655
 Provision for possible loan losses                      570            179
Net interest income after provision for               16,460         14,476
possible loan losses

Other income:
   Service charges                                     1,240          1,199
   Gain on sale of loans                                  11             15
   Net gain  on securities transactions                   11             15
   Other                                                 342            370
     Total other income                                1,604          1,599

Other expenses:
   Salaries and benefits                               5,443          5,490
   Occupancy                                           1,124          1,031
   Equipment                                             828          1,041
   Advertising and promotion                             343            283
   Stationary and supplies                               426            238
   Legal and professional fees                           421            442
   Regulatory assessments                                107             72
   Other operating                                     1,232          1,276
     Total other expenses                              9,924          9,873

Earnings before income taxes                           8,140          6,202

Income taxes                                           3,217          2,408

Net income                                            $4,923         $3,794

Net income per share                                   $1.16          $0.89


Weighted average shares outstanding                4,238,308      4,247,087

See accompanying notes to unaudited consolidated financial statements.







                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                Three months   Three months
                                                       ended          ended
                                                    June 30,       June 30,
                                                        1997           1996
Interest income:
   Interest and fees on loans                        $10,465         $8,178
   Interest on fed funds sold                            423            473
   Interest on investment securities                   2,161          1,975
     Total interest income                            13,049         10,626
Interest expense:
   Interest on deposits                                4,129          3,154
   Other                                                  14              4
     Total interest expense                            4,143          3,158
     Net interest income                               8,906          7,468
 Provision for possible loan losses                      285             74
Net interest income after provision for                8,621          7,394
possible loan losses

Other income:
   Service charges                                       620            634
   Gain on sale of loans                                   5              6
   Net gain  on securities transactions                   11              3
   Other                                                 163            174
     Total other income                                  799            817

Other expenses:
   Salaries and benefits                               2,696          2,740
   Occupancy                                             560            522
   Equipment                                             437            534
   Advertising and promotion                             191            142
   Stationary and supplies                               194            125
   Legal and professional fees                           217            223
   Regulatory assessments                                 53             36
   Other operating                                       616            640
     Total other expenses                              4,964          4,962

Earnings before income taxes                           4,456          3,249

Income taxes                                           1,775          1,256

Net income                                            $2,681         $1,993

Net income per share                                   $0.63          $0.47


Weighted average shares outstanding                4,239,356      4,251,526

See accompanying notes to unaudited consolidated financial statements.







                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (IN THOUSANDS)

                                                  Six Months     Six Months
                                                       Ended          Ended
                                                    June 30,       June 30,
                                                        1997           1996

Cash flows from operating activities:
Net income                                            $4,923         $3,794
Adjustments to reconcile net income to net
cash used in
     operating activities:
   Depreciation and amortization                         725            676
   Provision for possible loan losses                    570            179
   Gain on sale of investment securities, net           (11)           (15)
   Net originations of loans available for           (2,736)        (1,165)
sale
   Gain on sale of loans                                (11)           (15)
   Deferral of loan origination costs                   (90)           (16)
   Change in accrued interest receivable and           (992)        (2,836)
other assets
   Change in accrued interest payable and            (3,584)          (608)
other liabilities
Net cash  used in operating activities               (1,206)            (6)

Investing activities:
   Net increase in loans                            (25,368)       (28,713)
   Maturities of investment securities                 8,516          6,064
   Purchases of investment securities                (9,029)       (36,858)
   Proceeds from sale of available-for-sale                -         25,695
securities
   Capital expenditures, net                           (624)        (1,920)
Net cash used in investing activities               (26,505)       (35,732)

Financing activities:
   Net increase in deposits                           60,412         35,952
   Cash paid for retirement of stock                       -           (60)
   Proceeds from exercise of options                     387              4
   Cash paid for dividends                           (1,315)        (1,010)
Net cash provided by financing activities             59,484         34,886

Net increase (decrease) in cash and                   31,773          (852)
equivalents
Cash and equivalents at beginning of period           76,245         79,234
Cash and equivalents at end of period               $108,018        $78,382

Supplemental disclosures of cash flow
information:
    Cash paid during the period
     Interest                                         $8,137         $6,837
     Income taxes                                      2,450          2,359

See accompanying notes to unaudited consolidated financial statements.











                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 -  Basis of Presentation

In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at June 30, 1997 and December 31, 1996, the results of its operations and the statements of cash flows for the periods ended June 30, 1997 and 1996.

Certain information  and note disclosures normally presented  in  financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year ending December 31, 1997.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting of Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement.
The Company is in the process of determining its preferred format.
This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS
No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way the public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for fiscal years beginning after December 15, 1997.
The Company does not believe it has any separately reportable business segments.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share and SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 128 supersedes APB Opinion No. 15 Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock.

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

Statements No. 128 and 129 are effective for financial statements for periods beginning after December 15, 1997. The adoption of these statements is not anticipated to have a material impact on the financial condition or results of operations of the Company. The following table represents pro forma Earnings per Share as it would appear after adoption of these statements.


                                                    Three Months Ended
                                             June 30, 1997    June 30, 1996
Basic Earnings per Share                             $0.66            $0.48
Diluted Earnings per Share                           $0.63            $0.47



                                                     Six Months Ended
                                             June 30, 1997    June 30, 1996
Basic Earnings per Share                             $1.17            $0.92
Diluted Earnings per Share                           $1.16            $0.89



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

Note 3 -  Loans to Directors

In the ordinary course of business, the Company has made loans to directors of the Company and their affiliates which at June 30, 1997 amounted to approximately $10,648,000.

Note 4 -  Commitments

          The  Company  had  outstanding  standby  letters  of  credit   of
          approximately $1,915,000 at June 30, 1997.

Note 5 - Net Income Per Share and Dividends

Net income  per   share  is computed using the weighted average  number  of
          shares of common and common equivalent shares outstanding. On January 28, 1997 and April 22, 1997, the Company declared $0.165 per share cash dividends to shareholders of record on March 14, 1997 and June 16, 1997, payable on March 31, 1997 and June 30, 1997, respectively.

Note 6 -  Taxes

As of June  30, 1997, the Company has a deferred tax asset of approximately
          $3,187,000. The asset results primarily from the provisions for possible loan losses and depreciation of premises and equipment, which are recognized in the financial statements but are not yet deductible for income tax reporting purposes. Management of the Company believes that the net deferred tax asset is fully realizable through sufficient taxable income within carryback periods and current year taxable income.







                                  PART 1
            ITEM II - PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview of Changes in the Financial Statements

      Net income for the six months ended June 30, 1997 was $4,923,000 or $1.16 per share compared to $3,794,000 or $0.89 per share during the comparable period in 1996. This 29.8% increase in net income is due mainly to a $2,375,000 increase in net interest income. The increase in net interest income is due to growth in average total loans of $89,562,000 partially offset by an increase in average interest bearing deposits of $67,963,000 as compared to the same 1996 period.

      Outstanding loans were $414,018,000 at June 30, 1997 compared to $388,728,000 at December 31, 1996, a $25,290,000 or 6.5% increase. The increase  in  outstanding loans from December 31, 1996  to  June  30,  1997 resulted primarily from an increase in real estate mortgage loans of $17,332,000, an increase in real estate construction loans of $14,447,000 partially offset by a decrease in other loans of $5,789,000.

      Federal Funds Sold and Investment Securities at June 30, 1997 were $191,364,000, a $37,037,000 or 24.0% increase from December 31, 1996. This was primarily due to the increase in total deposits which resulted in an increase in cash invested in Federal Funds.

      The Company's total deposits at June 30, 1997 were $607,594,000 compared to $547,182,000 at December 31, 1996, a $60,412,000 or 11.0%
increase. Non-interest bearing demand deposits increased $2,450,000, interest bearing demand deposits increased $456,000 and savings and money market deposit accounts increased $9,145,000 in the first six months of 1997. Certificates of deposit increased by $48,361,000 or 29.1% during the first six months of 1997. Management believes that the growth in deposits is a result of the overall strength in the local tourism, agribusiness, and high-tech industries within the local economies in which the Company operates. The loan to deposit ratio at June 30, 1997 was 68.1% as compared to 71.0% at December 31, 1996.


Loans

     Outstanding total loans averaged $404,858,000 for the six months ended June 30, 1997 compared to $315,296,000 for the comparable period in 1996, an increase of $89,562,000, or 28.4%. This increase in loans is due to increased loan demand from qualified borrowers and reflects stability and economic growth in most of the primary markets which the Company serves. The Company lends primarily to small and medium sized businesses and consumers within its markets, which are comprised principally of Monterey, Santa Cruz, San Benito, and southern Santa Clara counties. A majority of the Company's loan portfolio consists of loans secured by commercial, industrial and residential real estate.


Quality of Loans

           The composition of non-performing loans as of June 30, 1997, December 31, 1996, and June 30, 1996 is summarized in the following table.

                            Nonperforming Loans
                          (Dollars in Thousands)

                         June  30,      December 31,     June  30,
                            1997            1996            1996
Accruing loans
past due 90 days
or more:
   Commercial           $     17         $    15           $  46
   Consumer                   32               2               2
   Real Estate                 -               -               -
Total                       $ 49          $   17            $ 48

Nonaccrual loans:
   Commercial                821             507           1,056
   Consumer                  130             142             143
   Real Estate               831             915             363
Total                     $1,782          $1,564          $1,562

Total Nonperforming
Loans                     $1,831          $1,581          $1,610

Nonperforming Loans
To Total Loans              0.44%           0.41%         0.49%

Allowance For Possible
Loan Losses To Total
Non Performing Loans      222.62%         232.26%         235.71%

      The Company does not expect to sustain losses from any of the non-performing loans in excess of that specifically provided for in the allowance for possible loan losses. Currently, the Company's level of non-performing loans to total loans is below that of peer banks.

      In addition to the above, the Company holds two Other Real Estate Owned (OREO) properties, which aggregate $1,490,000. In both cases, the amount recorded represents the lesser of the loan balance or current fair value obtained from a current appraisal less anticipated selling costs; therefore, any identified loss has already been recognized.

      Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan extended and the creditworthiness of the borrower. To reflect the estimated risks of loss associated with its loan portfolio, additions are made to the Company's allowance for possible loan losses. As an integral part of this process, the allowance for possible loan losses is subject to review and possible adjustment as a result of management's assessment of risk or regulatory examinations conducted by governmental agencies. The Company's entire allowance is a valuation allowance created by direct charges against operations through the provision for possible loan losses.

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

      The table set forth below summarizes the actual loan losses and provision for possible losses as of and for the periods ended June 30, 1997, December 31, 1996, and June 30, 1996:

                     Loan Charge-Off/Recovery Activity
                          (Dollars in Thousands)

                         Six months         Year         Six months
                           Ended           Ended           Ended
                       June 30, 1997  December 31,1996 June 30, 1996

Loans Outstanding, at period end         $414,018        $388,728
$330,073

Average Loans            $404,858        $332,421        $315,296

Allowance Balance:
Beginning Of Period        3,672           3,710           3,710

  Charge-Offs By Loan Category:
    Commercial               91             761             135
    Consumer                 20             188              55
    Real Estate             166             121              56
    Other                     4               -               -
    Total                $  281        $  1,070         $   246

  Recoveries By Loan Category:
    Commercial               90             239              74
    Consumer                 14              91              63
    Real Estate               6              17              15
    Other                     3               -               -
    Total               $   113          $  347          $  152

Net Charge-Offs          $   168          $  723           $  94

Provision Charged
To Expense                  $570            $685            $179

Allowance Balance
End Of Period            $ 4,074         $ 3,672         $ 3,795

Allowance For Possible
Loan Losses
To Period End Loans         0.98%           0.94%           1.15%

Annualized Net Charge-offs
to Average Loans            0.08%           0.22%           0.06%


      The provision for possible loan losses charged against earnings is based upon an analysis of the actual migration of loans to losses plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $4,074,000 or .98% of total loans was adequate as of June 30, 1997.

Results of Operations
                      Six Months Ended June 30, 1997
                               Compared with
                      Six Months Ended June 30, 1996

     Net income for the six months ended June 30, 1997 was $4,923,000, an increase of $1,129,000 or 29.8% as compared to the same 1996 period. The increase in net income for the period was due primarily to an increase in net interest income of $2,375,000 partially offset by an increase in the provision for loan losses of $391,000. The increase in net interest income is due to growth in average total loans of $89,562,000 partially offset by an increase in average interest bearing deposits of $67,971,000 compared to the same 1996 period.

     The average balance of interest earning assets during the six months ended June 30, 1997 was $571,705,000, an $83,981,000 or 17.2% increase over the comparable 1996 period. The Company's average yield on earning assets for the six months ended June 30, 1997 increased to 8.8% from 8.6% in the comparable 1996 period. Total interest income increased $4,121,000 or 19.7% for the six months ended June 30, 1997 compared to the same 1996 period due to an increase in average interest earning assets of $83,981,000.

     Average deposits for the Company for the six months ended June 30, 1997 were $564,508,000, an $88,331,000 or 18.6% increase compared to the same period ended June 30, 1996. The Company's average cost of funds for the six months ended June 30, 1997 was 3.6% which yielded a net interest margin of 6.0%. This compares to an average cost of funds of 3.4% and a net interest margin of 6.1% for the comparable 1996 period. Interest expense of $8,005,000 for the six months ended June 30, 1997 was $1,746,000 or 27.9% over the comparable 1996 period due to an increase in average interest bearing deposits of $67,974,000 and an increase in the Company's cost of funds of 0.2%. Net interest income for the six months ended June 30, 1997 increased $2,375,000 or 16.2%.

     The Company made a provision to the allowance for possible loan loss of $570,000 in the six months ended June 30, 1997 primarily due to the recent growth experienced within the loan portfolio. An analysis of the loan portfolio completed by the Company indicates that the current allowance for loan losses is adequate based on the Company's calculated provision requirements.

     Total loans charged-off net of recoveries for the six months ended June 30, 1997 amounted to $168,000 compared to $94,000 for the same period in 1996. Annualized net loan charge-offs as a percentage of average loans for the six months ended June 30, 1997 was 0.08% compared to 0.06% for the six months ended June 30, 1996 and 0.22% for the year ended December 31, 1996.

     Total other income was $1,604,000 for the six months ended June 30, 1997, a $5,000 or 0.3% increase compared to the same period in 1996. Service charges on deposit accounts increased by $41,000 or 3.4% over the comparable period in 1996. Other income decreased by $28,000 from year to year.

     Salaries and benefits expense for the six months ended June 30, 1997 was $5,443,000, a $47,000 or 0.9% decrease from the comparable 1996 period. This variance resulted primarily from the reduction in officers as a result of the merger between South Valley Bancorporation and the Company in 1996. The Company employed 266 full time equivalent employees at June 30, 1997 compared to 259 full time equivalent employees at December 31, 1996 and 245 full time equivalent employees at June 30, 1996.

     Total other expenses, excluding salaries and benefits, for the six months ended June 30, 1997, was $4,481,000, a $98,000 or 2.2% increase from the comparable 1996 period. This was primarily due to an increase in stationery and supplies expense of $188,000 due to increased orders of printed forms for statements and various mailings. In addition, occupancy expense increased by $93,000, or 9.0% due to normal rental rate increases from year to year. Partially offsetting these increases was a decrease in equipment expense of $213,000 associated with data processing costs which were targeted for significant cost savings from the merger through systems consolidation.

     Applicable income taxes of $3,217,000 for the six months ended June 30, 1997 were $809,000, or 33.6% more than the comparable 1996 period. The Company's effective tax rate for the six months ended June 30, 1997 was 39.5% compared to 38.8% for the same period in 1996.



                     Three Months ended June 30, 1997
                               Compared with
                     Three Months Ended June 30, 1996

     Net income for the three months ended June 30, 1997 was $2,681,000, an increase of $688,000 or 34.5% as compared to the same 1996 period. The increase in net income for the period was due primarily to an increase in net interest income of $1,438,000 partially offset by an increase in the provision for loan losses of $211,000. The increase in net interest income is due to growth in average total loans of $92,532,000 partially offset by an increase in average interest bearing deposits of $68,156,000 compared to the same 1996 period.

     The average balance of interest earning assets during the three months ended June 30, 1997 was $587,603,000, an $92,532,000 or 17.2% increase over the comparable 1996 period. The Company's average yield on earning assets for the three months ended June 30, 1997 increased to 8.9% from 8.6% in the comparable 1996 period. Total interest income increased $2,423,000 or 22.8% for the three months ended June 30, 1997 compared to the same 1996 period due to an increase in average interest earning assets of $92,532,000.

     Average deposits for the Company for the quarter ended June 30, 1997 were $579,997,000, a $94,556,000 or 19.5% increase compared to the same period in 1996. The Company's average cost of funds for the three months ended June 30, 1997 was 3.7% which yielded a net interest margin of 6.1%. This compares to an average cost of funds of 3.3% and a net interest margin of 6.1% for the comparable 1996 period. Interest expense of $4,143,000 for the quarter ended June 30, 1997 was $985,000 or 31.2% over the comparable 1996 period due to an increase in average interest bearing deposits of $68,156,000 and an increase in the Company's cost of funds of 0.3%.

     During the quarter ended June 30, 1997, the Company made a provision to the allowance for possible loan loss of $285,000. This compares to a provision of $74,000 which was made in the second quarter 1996 and represents an increase of $211,000.

     Total other income was $799,000 for the three months ended June 30, 1997, an $18,000 or 2.2% increase compared to the same period in 1996. Service charges on deposit accounts decreased by $14,000 or 2.2% over the comparable period in 1996. Other income decreased by $11,000 from year to year and net gains on securities transactions was $11,000, an increase of $8,000 from the second quarter of 1996.

     Salaries and benefits expense for the three months ended June 30, 1997 was $2,696,000, a $44,000 or 1.6% decrease from the comparable 1996 period. This variance resulted primarily from the reduction in administrative officers as a result of the merger between South Valley Bancorporation and the Company in 1996.

     Total other expenses, excluding salaries and benefits, for the three months ended June 30, 1997, was $2,268,000, a $46,000 or 2.1% increase from the comparable 1996 period. This was primarily due to an increase in stationery and supplies expense of $69,000, an increase in advertising and promotion of $49,000, partially offset by a decrease in equipment expense of $97,000 due to cost savings through systems consolidation.

     Applicable income taxes of $1,775,000 for the three months ended June 30, 1997 were $519,000, or 41.3% more than the comparable 1996 period. The Company's effective tax rate for the three months ended June 30, 1997 was 39.8% compared to 38.7% for the same period in 1996.

Liquidity Management

       Liquidity represents the ability of the Company to meet the requirements of customer borrowing needs as well as fluctuations in deposit flows.

     The Company manages its liquidity primarily by maintaining investments in overnight fed funds, money market mutual funds, available-for-sale securities, and by maintaining lines of credit with correspondent banks. At June 30, 1997 the total of cash and due from banks, overnight fed funds, money market mutual funds, and available-for-sale securities represented $225,699,000 or 37.1% of total deposits compared to $192,773,000 or 35.2%
at year end 1996. This increase in liquid assets for the six months ended June 30, 1997 resulted primarily from an increase in deposits which were invested in fed funds sold and short term investments.

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

      The following tables show the Company's risk-based and leverage capital ratios as of June 30, 1997 and December 31, 1996. The Company's capital ratios significantly exceeded the minimum capital levels required by current federal regulations. Management believes that the Company will continue to meet the respective minimum capital requirements in the foreseeable future.

Risk-Based Capital Ratios

June 30, 1997                              December 31, 1996
(Dollars in thousands)           Amount       Ratio      Amount      Ratio

Tier 1 Capital                  $67,484      13.89%     $63,469     13.91%
Tier 1 Capital minimum           19,431       4.00%      18,254      4.00%
requirement
      Excess                     48,053       9.89%      45,215      9.91%

Total Capital                    71,558      14.73%      67,141     14.71%
Total Capital minimum            38,861       8.00%      36,508      8.00%
requirement
      Excess                     32,697       6.73%      30,633      6.71%

Risk-adjusted assets           $485,766                $456,356


Leverage Ratios

June 30, 1997                              December 31, 1996
(Dollars in thousands)           Amount       Ratio      Amount      Ratio

Tier 1 Capital to average
total assets
(Leverage ratio)                $67,484      10.38%      63,469     10.55%
 Minimum leverage             19,509 to    3.00% to   18,045 to   3.00% to
requirement
                                 32,515       5.00%      30,075      5.00%

Excess                        34,969 to    5.38% to   33,394 to   5.55% to
                                 47,975       7.38%      45,424      7.55%

Average total assets           $650,292                $601,496



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

          (a) The Company's Annual Meeting of Shareholders was held on May 22, 1997.

          (c)  At the Annual Meeting the shareholders voted to:

               (i)       Elect Directors of the Company;


                                     Votes Cast for          Votes
                                           Election       Withheld
Charles E. Bancroft                       2,711,368         11,309
Gene DiCicco                              2,718,848          3,829
Lewis L. Fenton                           2,718,848          3,829
Gerald T. Fry                             2,717,334          5,343
Eugene R. Guglielmo                       2,718,848          3,829
James L. Gattis                           2,718,439          4,238
Stanley R. Haynes                         2,718,848          3,829
D. Vernon Horton                          2,717,743          4,934
Hubert W. Hudson                          2,718,848          3,829
William J. Keller                         2,718,848          3,829
Roger C. Knopf                            2,695,749         26,928
Clayton C. Larson                         2,718,848          3,829
William S. McAfee                         2,718,848          3,829
William H. Pope                           2,715,717          6,950
Mary Lou Rawitser                         2,711,473         11,204
William K. Sambrailo                      2,718,439          4,192
Robert B. Sheppard                        2,718,848          3,783
Clyn Smith, Jr.                           2,718,848          3,783


                                         In the voting for Directors, there
were no abstentions and 1,368,080 broker nonvotes

               (ii) Ratify the appointment of KPMG Peat Marwick LLP as independent public accountants for the 1996 fiscal year;

For                 2,709,994
Against                    3,578
Abstain                    8,683







ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) INDEX TO EXHIBITS

Exhibit                                        Sequentially
Number                 Exhibit                Numbered Page

   3.1     Articles of incorporation of the Company as amended to date.  1/
(*)

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

 10.4     Lease dated May 1, 1985 by and between the Bank   (*)
          and Pacific Capital Bancorp. 4/

 10.5     Pacific Capital Bancorp Employee Stock Ownership  (*)
          Plan and Trust Agreement. 5/

 10.6     Master Equipment Lease Agreement between Bank and (*)
          Parker North American Corporation. 5/

 10.7     Lease dated September 22, 1986 between    (*)
          Bank and The Saunders Company.  5/

*/   Not Applicable.





1/   Filed as Exhibits 3.1, 10.21 and 10.32, respectively, to the Company's
Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1988, and are incorporated herein by reference.

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

10.33     Fidelity and Deposit Company of Maryland  (*)
          Financial Institution Bond.  8/

10.34     Lease dated January 28, 1993 by and between J.W. and R.W.   (*)
          McClellan, Partners, and First National Bank of Central
California. 9/

10.35     Exercise of Lease Option as of September 19, 1992 by and    (*)
          between First National Bank of Central California and James L. Gattis. 9/



8/   Filed as Exhibits 10.34 through 10.35 to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991, which are incorporated by reference.

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

10.54 Employment Agreement dated May 22, 1996 between First (*) National Bank of Central California and Clayton C. Larson /12

10.55 Employment Agreement dated May 22, 1996 between First (*) National Bank of Central California and D. Vernon Horton /12

10.56 Employment Agreement dated May 22, 1996 between First (*) National Bank of Central California and Dennis A. DeCius /12

10.57 Employment Agreement dated November 20, 1996 between South (*) Valley National Bank and Brad L. Smith /12

  27.     Financial Data Schedule                    23




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



Date __ August 12, 1997_____            /S/    D. Vernon Horton
                                        D. Vernon Horton
                                        Chairman of the Board
                                        Chief Executive Officer





Date __ August 12, 1997_______          /S/    Dennis A. DeCius
                                        Dennis A. DeCius
                                        Executive Vice President
                                        Chief Financial Officer