Form 10-Q
period 1997-09-30
PACIFIC CAPITAL BANCORP
filed 1997-11-13
CIK 731805

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC. 20549


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                                    OR
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

                                            Outstanding at
     Class                                November 12, 1997

     Common stock, no par value            4,100,537 Shares

This report contains a total of 21 pages.


                      PART I - FINANCIAL INFORMATION

ITEM 1                                                  PAGE

PACIFIC CAPITAL BANCORP AND
SUBSIDIARIES UNAUDITED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                           3

     CONSOLIDATED STATEMENTS OF INCOME                     4

     CONSOLIDATED STATEMENTS OF CASH FLOWS                 6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-8


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                   9 - 15



                        PART II - OTHER INFORMATION

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K                          16

SIGNATURES                                                21


                                  PART 1
                      ITEM 1 - FINANCIAL INFORMATION
                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                     September     December
                                                           30,          31,
Assets                                                    1997         1996

Cash and due from banks                                $48,227      $48,126
Federal funds sold and other short term                 74,659       28,119
investments
      Total cash and equivalents                       122,886       76,245
Investment securities:
   Available-for-sale securities, at fair value        153,897      116,528
   Held-to-maturity securities, at amortized
cost
     (fair value of $7,469 and $9,739,                   7,457        9,680
respectively)

Loans available for sale                                 9,725        5,821

Total loans                                            406,342      388,728
   Less allowance for possible loan losses             (4,168)      (3,672)
      Net loans                                        402,174      385,056

Premises and equipment, net                             14,956       15,300
Accrued interest receivable and other, net              12,236       10,809

Total assets                                          $723,331     $619,439

Liabilities and shareholders' equity

Deposits:
   Demand, non-interest bearing                       $157,861     $131,332
   Demand, interest bearing                             86,911       84,770
   Savings and money market                            173,461      164,890
   Time certificates                                   228,563      166,190
      Total deposits                                   646,796      547,182

Accrued interest payable and other liabilities           6,292        8,611

Total liabilities                                      653,088      555,793

Shareholders' equity:
Preferred stock; 20,000,000 shares authorized                -            -
and unissued
Common stock, no par value; 20,000,000 shares
authorized;
   4,100,406 and 4,083,363 shares issued and
outstanding at
   September 30, 1997  and at December 31,              49,840       49,388
1996, respectively
Retained earnings                                       20,111       14,423
Net unrealized gains (losses) on available-for-            292        (165)
sale securities

Total shareholders' equity                              70,243       63,646

Total liabilities and shareholders' equity            $723,331     $619,439
See accompanying notes to unaudited consolidated financial statements.


                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                 Nine months    Nine months
                                                       ended          ended
                                               September 30,  September 30,
                                                        1997           1996
Interest income:
   Interest and fees on loans                        $30,452        $24,603
   Interest on fed funds sold                          1,544          1,394
   Interest on investment securities                   6,672          6,118
     Total interest income                            38,668         32,115
Interest expense:
   Interest on deposits                               12,494          9,644
   Other                                                  24             22
     Total interest expense                           12,518          9,666
     Net interest income                              26,150         22,449
 Provision for possible loan losses                      910            185
Net interest income after provision for               25,240         22,264
possible loan losses

Other income:
   Service charges                                     1,872          1,732
   Gain on sale of loans                                  17             21
   Net gain  on securities transactions                   11             15
   Other                                                 517            611
     Total other income                                2,417          2,379

Other expenses:
   Salaries and benefits                               8,211          8,252
   Occupancy                                           1,706          1,460
   Equipment                                           1,271          1,650
   Advertising and promotion                             534            478
   Stationary and supplies                               600            377
   Legal and professional fees                           658            962
   Regulatory assessments                                164            109
   Other operating                                     1,813          2,168
     Total other expenses                             14,957         15,456

Earnings before income taxes                          12,700          9,187

Income taxes                                           5,028          3,615

Net income                                            $7,672         $5,572

Net income per share                                   $1.81          $1.31


Weighted average shares outstanding                4,243,643      4,266,289

See accompanying notes to unaudited consolidated financial statements.




                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                Three months   Three months
                                                       ended          ended
                                                   September      September
                                                    30, 1997       30, 1996
Interest income:
   Interest and fees on loans                        $10,456         $8,644
   Interest on fed funds sold                            812            486
   Interest on investment securities                   2,365          2,071
     Total interest income                            13,633         11,201
Interest expense:
   Interest on deposits                                4,510          3,402
   Other                                                   3              5
     Total interest expense                            4,513          3,407
     Net interest income                               9,120          7,794
 Provision for possible loan losses                      340              6
Net interest income after provision for                8,780          7,788
possible loan losses

Other income:
   Service charges                                       632            533
   Gain on sale of loans                                   6              6
   Other                                                 175            241
     Total other income                                  813            780

Other expenses:
   Salaries and benefits                               2,768          2,762
   Occupancy                                             582            429
   Equipment                                             443            609
   Advertising and promotion                             191            195
   Stationary and supplies                               174            139
   Legal and professional fees                           237            520
   Regulatory assessments                                 57             37
   Other operating                                       581            892
     Total other expenses                              5,033          5,583

Earnings before income taxes                           4,560          2,985

Income taxes                                           1,811          1,207

Net income                                            $2,749         $1,778

Net income per share                                   $0.65          $0.41


Weighted average shares outstanding                4,246,811      4,296,973

See accompanying notes to unaudited consolidated financial statements.






                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (IN THOUSANDS)

                                                 Nine months    Nine months
                                                       ended          ended
                                                   September      September
                                                    30, 1997       30, 1996

Cash flows from operating activities:
Net income                                            $7,672         $5,572
Adjustments to reconcile net income to net
cash used in
     operating activities:
   Depreciation and amortization                       1,096          1,206
   Provision for possible loan losses                    910            185
   Gain on sale of investment securities, net           (11)           (15)
   Net originations of loans available for           (3,904)        (1,904)
sale
   Gain on sale of loans                                (17)           (21)
   Deferral of loan origination fees                     121            148
   Change in accrued interest receivable and           (970)        (1,976)
other assets
   Change in accrued interest payable and            (2,291)          (531)
other liabilities
Net cash provided by operating activities              2,606          2,664

Investing activities:
   Net increase in loans                            (18,149)       (57,079)
   Maturities of investment securities                14,799         11,022
   Purchases of investment securities               (49,945)       (41,833)
   Proceeds from sale of available-for-sale                -         25,695
securities
   Capital expenditures, net                           (752)        (2,484)
Net cash used in investing activities               (54,047)       (64,679)

Financing activities:
   Net increase in deposits                           99,614         62,719
   Cash paid for retirement of stock                       -          (551)
   Proceeds from exercise of options                     452            292
   Cash paid for dividends                           (1,984)        (1,531)
Net cash provided by financing activities             98,082         60,929

Net increase (decrease) in cash and                   46,641        (1,086)
equivalents
Cash and equivalents at beginning of period           76,245         79,234
Cash and equivalents at end of period               $122,886        $78,148

Supplemental disclosures of cash flow
information:
    Cash paid during the period
     Interest                                        $12,824        $10,427
     Income taxes                                      4,115          3,229

See accompanying notes to unaudited consolidated financial statements.







                 PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 -  Basis of Presentation

In the opinion   of  the  Company,  the  unaudited  consolidated  financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at September 30, 1997 and December 31, 1996, the results of its operations and the statements of cash flows for the periods ended September 30, 1997 and 1996.

Certain information  and note disclosures normally presented  in  financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year ending December 31, 1997.

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

      Statements No. 128 and 129 are effective for financial statements for interim and annual periods ending after December 15, 1997. The adoption of these statements is not anticipated to have a material impact on the financial condition or results of operations of the Company.

      The following table represents pro forma Earnings per Share as it would appear after adoption of SFAS No. 128.

Three Months Ended
                                             September 30,    September 30,
                                                      1997             1996
Basic Earnings per Share                             $0.67            $0.44
Diluted Earnings per Share                           $0.65            $0.41


Nine Months Ended
                                             September 30,    September 30,
                                                      1997             1996
Basic Earnings per Share                             $1.87            $1.36
Diluted Earnings per Share                           $1.81            $1.31


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

Note 3 -  Loans to Directors

In the ordinary course of business, the Company has made loans to directors of the Company and their affiliates which at September 30, 1997 amounted to approximately $10,733,000.

Note 4 -  Commitments

          The  Company  had  outstanding  standby  letters  of  credit   of
          approximately $4,216,000 at September 30, 1997 .

Note 5 - Net Income Per Share and Dividends

Net income  per   share  is computed using the weighted average  number  of
          shares of common and common equivalent shares outstanding. On January 28, April 22, and July 22, 1997, the Company declared $0.165 per share cash dividends to shareholders of record on March 14, June 16, and September 15, 1997, payable on March 31, June 30, and September 30, 1997, respectively.

Note 6 -  Taxes

As of September 30, 1997, the Company has a deferred tax asset of approximately $3,290,000. The asset results primarily from the provisions for possible loan losses and depreciation of premises and equipment, which are recognized in the financial statements but are not yet deductible for income tax reporting purposes. Management of the Company believes that the net deferred tax asset is fully realizable through sufficient taxable income within carryback periods and current year taxable income.







                                  PART 1
            ITEM II - PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview of Changes in the Financial Statements

      Net income for the nine months ended September 30, 1997 was $7,672,000 or $1.81 per share compared to $5,572,000 or $1.31 per share during the comparable period in 1996. This 37.7% increase in net income is due mainly to a $3,701,000 increase in net interest income. The increase in net interest income is due to growth in average total loans of $83,357,000 partially offset by an increase in average interest bearing deposits of $70,250,000 as compared to the same 1996 period.

      Outstanding loans were $406,342,000 at September 30, 1997 compared to $388,728,000 at December 31, 1996, a $17,614,000 or 4.5% increase. The increase in outstanding loans from December 31, 1996 to September 30, 1997 resulted primarily from an increase in real estate loans of $38,649,000, partially offset by a decrease in commercial loans of $13,189,000 and a decrease in other loans of $3,415,000.

      Federal Funds Sold and Investment Securities at September 30, 1997 were $236,013,000, a $81,686,000 or 52.9% increase from December 31, 1996.
This was primarily due to the increase in total deposits which resulted in an increase in investments in Federal Funds and investment securities.

      The Company's total deposits at September 30, 1997 were $646,796,000 compared to $547,182,000 at December 31, 1996, a $99,614,000 or 18.2%
increase. Non-interest bearing demand deposits increased $26,529,000, interest bearing demand deposits increased $2,141,000 and savings and money market deposit accounts increased $8,571,000 in the first nine months of 1997. Certificates of deposit increased by $62,373,000 or 37.5% during the first nine months of 1997. Management believes that the growth in deposits is a result of the overall strength in the local tourism and agribusiness industries. In addition, growth in housing demand and a small influx of businesses moving into the southern Santa Clara County area have contributed to the Company's deposit growth.


Loans

      Outstanding total loans averaged $410,011,000 for the nine months ended September 30, 1997 compared to $326,654,000 for the comparable period in 1996, an increase of $83,357,000, or 25.5%. This increase in loans is due to increased loan demand from qualified borrowers and reflects stability and economic growth in most of the primary markets which the Company serves. The Company lends primarily to small and medium sized businesses and consumers within its markets, which are comprised principally of Monterey, Santa Cruz, San Benito, and southern Santa Clara counties. A majority of the Company's loan portfolio consists of loans secured by commercial, industrial and residential real estate.


Quality of Loans

           The composition of non-performing loans as of September 30, 1997 , December 31, 1996, and September 30, 1996 is summarized in the following table.

                            Nonperforming Loans
                          (Dollars in Thousands)

                       September  30,   December 31,   September  30,
                            1997            1996            1996
Accruing loans
past due 90 days
or more:
   Commercial           $     29         $    15           $  30
   Consumer                   17               2              32
   Real Estate                 -               -             606
Total                       $ 46          $   17           $ 668

Nonaccrual loans:
   Commercial                524             507             958
   Consumer                  111             142             116
   Real Estate             1,445             915           1,720
Total                     $2,080          $1,564          $2,794

Total Nonperforming
Loans                     $2,126          $1,581          $3,462

Nonperforming Loans
To Total Loans              0.52%           0.41%         0.97%

Allowance For Possible
Loan Losses To Total
Non Performing Loans      196.05%         232.26%         101.88%

      The Company does not expect to sustain losses from any of the non-performing loans in excess of that specifically provided for in the allowance for possible loan losses. Currently, the Company's level of non-performing loans to total loans is below that of peer banks.

      In addition to the above, the Company holds one Other Real Estate Owned (OREO) property, which totals $1,213,000. The amount recorded represents the lesser of the loan balance or current fair value obtained from a current appraisal less anticipated selling costs; therefore, any identified loss has already been recognized.

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

      The table set forth below summarizes the actual loan losses and provision for possible losses as of and for the periods ended September 30, 1997 , December 31, 1996, and September 30, 1996 :

                     Loan Charge-Off/Recovery Activity
                          (Dollars in Thousands)

                        Nine months         Year        Nine months
                           Ended           Ended           Ended
                    September 30, 1997 December 31,1996September 30, 1996

Loans Outstanding, at period end         $406,342        $388,728
$358,204

Average Loans            $410,011        $332,421        $326,654

Allowance Balance:
Beginning Of Period        3,672           3,710           3,710

  Charge-Offs By Loan Category:
    Commercial              357             761             347
    Consumer                 45             188             158
    Real Estate             174             121              56
    Total                $  576        $  1,070         $   561

  Recoveries By Loan Category:
    Commercial              102             239             107
    Consumer                 21              91              69
    Real Estate              39              17              17
    Total               $   162          $  347          $  193

Net Charge-Offs          $   414          $  723          $  368

Provision Charged
To Expense                  $910            $685            $185

Allowance Balance
End Of Period            $ 4,168         $ 3,672         $ 3,527

Allowance For Possible
Loan Losses
To Period End Loans         1.03%           0.94%           0.98%

Annualized Net Charge-offs
to Average Loans            0.13%           0.22%           0.15%


      The provision for possible loan losses charged against earnings is based upon an analysis of the actual migration of loans to losses plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $4,168,000 or 1.03% of total loans was adequate as of September 30, 1997 .





Results of Operations
                   Nine months ended September 30, 1997
                               Compared with
                   Nine months ended September 30, 1996

     Net income for the nine months ended September 30, 1997 was $7,672,000, an increase of $2,100,000 or 37.7% as compared to the same 1996 period. The increase in net income for the period was due primarily to an increase in net interest income of $3,701,000 partially offset by an increase in the provision for loan losses of $725,000. The increase in net interest income is due to growth in average total loans of $83,357,000 partially offset by an increase in average interest bearing deposits of $70,250,000 compared to the same 1996 period.

     The average balance of interest earning assets during the nine months ended September 30, 1997 was $591,837,000, an $91,468,000 or 18.3%
increase over the comparable 1996 period. The Company's average yield on earning assets for the nine months ended September 30, 1997 increased to 8.7% from 8.6% in the comparable 1996 period. Total interest income increased $6,553,000 or 20.4% for the nine months ended September 30, 1997 compared to the same 1996 period due to an increase in average interest earning assets of $91,468,000.

     Average deposits for the Company for the nine months ended September 30, 1997 were $583,973,000, an $94,237,000 or 19.2% increase compared to the same period ended September 30, 1996 . The Company's average cost of funds for the nine months ended September 30, 1997 was 3.7% which yielded a net interest margin of 5.9%. This compares to an average cost of funds of 3.4% and a net interest margin of 6.0% for the comparable 1996 period. Interest expense of $12,518,000 for the nine months ended September 30, 1997 was $2,852,000 or 29.5% over the comparable 1996 period due to an increase in average interest bearing deposits of $70,250,000 and an increase in the Company's cost of funds of 0.3%. Net interest income for the nine months ended September 30, 1997 increased $3,701,000 or 16.5%.

     The Company made a provision to the allowance for possible loan losses of $910,000 in the nine months ended September 30, 1997 primarily due to the recent growth experienced within the loan portfolio. An analysis of the loan portfolio completed by the Company indicates that the current allowance for loan losses is adequate based on the Company's calculated provision requirements.

     Total loans charged-off net of recoveries for the nine months ended September 30, 1997 amounted to $414,000 compared to $368,000 for the same period in 1996. Annualized net loan charge-offs as a percentage of average loans for the nine months ended September 30, 1997 was 0.13% compared to 0.15% for the nine months ended September 30, 1996 and 0.22% for the year ended December 31, 1996.

     Total other income was $2,417,000 for the nine months ended September 30, 1997, a $38,000 or 1.6% increase compared to the same period in 1996. Service charges on deposit accounts increased by $140,000 or 8.1% over the comparable period in 1996. Other income decreased by $94,000 for the nine months ended September 30, 1997, as compared to the same period in 1996.

     Salaries and benefits expense for the nine months ended September 30, 1997 was $8,211,000, a $41,000 or 0.5% decrease from the comparable 1996 period. This variance resulted primarily from the reduction in officers as a result of the merger between South Valley Bancorporation and the Company in 1996. The Company employed 271 full time equivalent employees at September 30, 1997 compared to 259 full time equivalent employees at December 31, 1996 and 248 full time equivalent employees at September 30, 1996 .

     Total other expenses, excluding salaries and benefits, for the nine months ended September 30, 1997 , was $6,746,000, a $458,000 or 6.4%
decrease from the comparable 1996 period. This was primarily due to a decrease in equipment expense of $379,000, a decrease in legal and professional expense of $304,000, and a decrease in other expenses of $355,000. These decreases were partially offset by an increase in occupancy expense of $246,000 and an increase in stationery expense of $223,000. The decrease in equipment expense, legal and professional expense and other expense were a direct result of cost savings which were targeted in the merger between South Valley Bancorporation and the Company. The increase in stationery expense related to one-time ordering of stationery due to the change in the address of the administrative offices of South Valley National Bank.

     Applicable income taxes of $5,028,000 for the nine months ended September 30, 1997 were $1,413,000, or 39.1% more than the comparable 1996 period. The Company's effective tax rate for the nine months ended September 30, 1997 was 39.6% compared to 39.4% for the same period in 1996.

                   Three months ended September 30, 1997
                               Compared with
                   Three months ended September 30, 1996

     Net income for the three months ended September 30, 1997 was $2,749,000, an increase of $971,000 or 54.6% as compared to the same 1996 period. The increase in net income for the period was due primarily to an increase in net interest income of $1,326,000 partially offset by an increase in the provision for loan losses of $334,000. The increase in net interest income is due to growth in average total loans of $69,120,000 partially offset by an increase in average interest bearing deposits of $75,454,000 compared to the same 1996 period.

     The average balance of interest earning assets during the three months ended September 30, 1997 was $630,282,000, a $103,806,000 or 19.7%
increase over the comparable 1996 period. The Company's average yield on earning assets for the three months ended September 30, 1997 increased to 8.6% from 8.5% in the comparable 1996 period. Total interest income increased $1,848,000 or 16.5% for the three months ended September 30, 1997 compared to the same 1996 period due to an increase in average interest earning assets of $103,806,000.

     Average deposits for the Company for the quarter ended September 30, 1997 were $622,493,000, a $103,304,000 or 19.9% increase compared to the same period in 1996. The Company's average cost of funds for the three months ended September 30, 1997 was 3.7% which yielded a net interest margin of 5.7%. This compares to an average cost of funds of 3.4% and a net interest margin of 5.9% for the comparable 1996 period. Interest expense of $4,513,000 for the quarter ended September 30, 1997 was $1,106,000 or 32.4% over the comparable 1996 period due to an increase in average interest bearing deposits of $75,454,000 and an increase in the Company's cost of funds of 0.3%.

     During the quarter ended September 30, 1997 , the Company made a provision to the allowance for possible loan loss of $340,000. This compares to a provision of $6,000 which was made in the third quarter 1996 and represents an increase of $334,000.

     Total other income was $813,000 for the three months ended September 30, 1997, a $33,000 or 4.2% increase compared to the same period in 1996. Service charges on deposit accounts increased by $99,000 or 18.6% and other income decreased by $66,000 or 27.4% from the third quarter of 1997 to the same period in 1996.

     Salaries and benefits expense for the three months ended September 30, 1997 was $2,768,000, a $6,000 or 0.2% increase from the comparable 1996 period. Although the benefits component increased during this period, the overall decrease was due to the reduction in administrative officers as a result of the merger between South Valley Bancorporation and the Company in 1996.

     Total other expenses, excluding salaries and benefits was $2,265,000, a $556,000 or 19.7% increase from the comparable 1996 period. This was primarily due to a decrease in equipment expense of $166,000, a decrease in legal and professional expense of $283,000, and a decrease in other expenses of $311,000. These decreases were partially offset by an increase in occupancy expense of $153,000. The decrease in equipment expense, legal and professional expense and other expense were a direct result of cost savings which were targeted in the merger between South Valley Bancorporation and the Company.

     Applicable income taxes of $1,811,000 for the three months ended September 30, 1997 were $604,000, or 50.0% more than the comparable 1996 period. The Company's effective tax rate for the three months ended September 30, 1997 was 39.7% compared to 40.4% for the same period in 1996.

Liquidity Management

       Liquidity represents the ability of the Company to meet the requirements of customer borrowing needs as well as fluctuations in deposit flows.

     The Company manages its liquidity primarily by maintaining investments in overnight fed funds, money market mutual funds, available-for-sale securities, and by maintaining lines of credit with correspondent banks. At September 30, 1997, the total of cash and due from banks, overnight fed funds, money market mutual funds, and available-for-sale securities represented $276,873,000 or 42.8% of total deposits compared to $192,773,000 or 35.2% at year end 1996. This increase in liquid assets for the nine months ended September 30, 1997 resulted primarily from an increase in deposits which were invested in fed funds sold and short term investments.

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

      The Federal Reserve Board capital guidelines for bank holding companies and the Comptroller's regulations for national banks set total capital requirements and define capital in terms of "core capital elements" (comprising Tier 1 capital) and "supplemental capital elements" (comprising Tier 2 capital). Tier 1 capital is generally defined as the sum of the core capital elements less goodwill. The following items are defined as core capital elements: common shareholders' equity, qualifying noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: allowance for loan and lease losses (which cannot exceed 1.25% of an institution's risk weighted assets), perpetual preferred stock not qualifying as core capital, hybrid capital instruments and mandatory convertible debt instruments, and term subordinated debt and intermediate-term preferred stock. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

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

      The tables on the following page show the Company's risk-based and leverage capital ratios as of September 30, 1997 and December 31, 1996. The Company's capital ratios significantly exceeded the minimum capital levels required by current federal regulations. Management believes that the Company will continue to meet the respective minimum capital requirements in the foreseeable future.









Risk-Based Capital Ratios

September 30, 1997                               December 31, 1996
(Dollars in thousands)           Amount       Ratio      Amount      Ratio

Tier 1 Capital                  $69,641      14.28%     $63,469     13.91%
Tier 1 Capital minimum           19,484       4.00%      18,254      4.00%
requirement
      Excess                     50,157      10.28%      45,215      9.91%

Total Capital                    73,809      15.14%      67,141     14.71%
Total Capital minimum            38,969       8.00%      36,508      8.00%
requirement
      Excess                     34,840       7.14%      30,633      6.71%

Risk-adjusted assets           $487,606                $456,356


Leverage Ratios

September 30, 1997                               December 31, 1996
(Dollars in thousands)           Amount       Ratio      Amount      Ratio

Tier 1 Capital to average
total assets
(Leverage ratio)                $69,641       9.98%      63,469     10.55%
 Minimum leverage             20,925 to    3.00% to   18,045 to   3.00% to
requirement
                                 34,875       5.00%      30,075      5.00%

Excess                        34,766 to    4.98% to   33,394 to   5.55% to
                                 48,716       6.98%      45,424      7.55%

Average total assets           $697,497                $601,496



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

PART II -- OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) INDEX TO EXHIBITS

Exhibit                                        Sequentially
Number                 Exhibit                Numbered Page

  3.1     Articles of incorporation of the Company as amended   1/    (*)

  3.2     Bylaws of Company as amended  2/          (*)

 10.1     Lease -- 601 Abrego Street, Monterey, Premises  3/     (*)

 10.2     Lease for 1001 South Main Street, Salinas, Banking office 2/
(*)

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

10.24     Pacific Capital Bancorp Directors' Stock Option Plan   (*)
          and Form of Stock Option Agreement. 8/

10.26     Pacific Capital Bancorp 1984 Stock Option Plan    (*)
          and Forms of Agreements as amended to date.  8/

10.30     Business Recovery Services Agreement dated September 30, 1991
(*)
          by and between Bank and J.D.B. & Associates, Inc. 8/

10.31     Consolidated Agreement dated December 17, 1991    (*)
          by and between Bank and Unisys with Equipment Sale Agreement, Software License Agreement and Product License Agreement by and between Bank and Information Technology, Inc. 8/

10.32     Fidelity and Deposit Company of Maryland Directors and Officers
(*)
          Liability Insurance Policy including Bank Reimbursement. 8/

10.33     Fidelity and Deposit Company of Maryland  (*)
          Financial Institution Bond.  8/

10.34     Lease dated January 28, 1993 by and between J.W. and R.W.   (*)
          McClellan, Partners, and First National Bank of Central
California. 9/

10.35     Exercise of Lease Option as of September 19, 1992 by and between
(*)
          First National Bank of Central California and James L. Gattis. 9/



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






Exhibit                                        Sequentially
Number                 Exhibit                Numbered Page

10.37     Lease dated November 18, 1993 by and between Hazel Graven   (*)
          and Vines Stewart and First National Bank of Central California.
10/

10.38     Software License Agreement for Platform Transfer Module and
(*)
          Interface dated September 15, 1993 by and between First National Bank of Central California and Information Technology, Inc. 10/

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

10.57 Employment Agreement dated November 20, 1996 between South (*) Valley National Bank and Brad L. Smith /12

10.58 Employment Agreement dated August 26, 1997 between Pacific 23 Capital Bancorp and Clayton C. Larson

10.59 Employment Agreement dated August 26, 1997 between Pacific 32 Capital Bancorp and D. Vernon Horton

10.60 Employment Agreement dated August 26, 1997 between Pacific 41 Capital Bancorp and Dennis A. DeCius

10.61 Employment Agreement dated August 26, 1997 between Pacific 50 Capital Bancorp and Dale R. Diederick

10.62 Amended and Restated Executive Salary Continuation Agreement 59 dated September 23, 1997 between Pacific Capital Bancorp and Clayton C. Larson

10.63 Amended and Restated Executive Salary Continuation Agreement 71 dated September 23, 1997 between Pacific Capital Bancorp and
          D. Vernon Horton

10.64 Amended and Restated Executive Salary Continuation Agreement 83 dated September 23, 1997 between Pacific Capital Bancorp and Dennis A. DeCius

10.65 Amended and Restated Executive Salary Continuation Agreement 95 dated September 23, 1997 between Pacific Capital Bancorp and Dale R. Diederick

  27.     Financial Data Schedule                    22

          (b)  REPORTS ON FORM 8-K
          No reports were filed on Form 8-K for the quarter ended September 30, 1997


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

                                        Pacific Capital Bancorp


Date __ November 13, 1997_____          /S/    D. Vernon Horton
                                        D. Vernon Horton
                                        Chairman of the Board
                                        Chief Executive Officer





Date __ November 13, 1997_______        /S/    Dennis A. DeCius
                                        Dennis A. DeCius
                                        Executive Vice President
                                        Chief Financial Officer