Form 10-K
period 1997-12-31
PACIFIC CAPITAL BANCORP
filed 1998-03-30
CIK 731805

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: December 31, 1997

                                       or

[   ] TRANSACTION  REPORT  PURSUANT TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                         Commission File Number: 0-13528

                             PACIFIC CAPITAL BANCORP
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

          California                                       77-0003875
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

  307 Main Street, Salinas, California                        93901
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Aggregate market value of common stock held by nonaffiliates of Pacific Capital Bancorp at March 1, 1998: $138,921,000 Number of shares of Common Stock outstanding at March 1, 1998: 4,310,155

Documents Incorporated by Reference:   Location in Form 10-K
------------------------------------   ---------------------

1997 Annual Report to Shareholders     Part I, Items 1 and 2

Proxy Statement for 1998 Annual        Part III, Items 10, 11, 12 and 13
Meeting of Shareholders
                                       THIS REPORT INCLUDES A TOTAL OF 142 PAGES
                                                     EXHIBIT INDEX IS ON PAGE 70

                                                     TABLE OF CONTENTS
                                                                                        Page
---------------------------------------------------------------------------------------------------------------------
                                                                   Form 10-K        Annual Report         Proxy
                                                                                         (1)          Statement (2)
                                                              -------------------- ----------------- ----------------
Part I
Item 1      Business                                          1
              Selected Statistical Information                4
                Distribution of Average Assets,
            Liabilities,
                  Shareholders' Equity;
                  Interest Rates and Interest Differential    5                    27-29
                Investment Portfolio                          5                    12-13, 35-36
                Loan and Lease Portfolio                      5                    8, 14-15, 31-32
                Summary of Loan Loss Experience               6                    33
                Deposits                                      6                    10-11
                Financial Ratios                              6                    2
              Competition                                     6-7
              Supervision and Regulation                      8-9
                Capital Standards                             9-11                 40-41
Item 2      Properties                                        12
Item 3      Legal Proceedings                                 13
Item 4      Submission of Matters to a Vote of
               Securities Holders                             13
Part II
Item 5      Market for Registrant's Common Stock and
               Related Stockholder Matters                    13                   45
Item 6      Selected Financial Data                           13                   1
Item 7      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     13                   22-45
Item 7a     Quantitative and Qualitative Disclosures
               About Market Risk                              13-14
Item 8      Financial Statements and Supplementary Data       14                   2-26
Item 9      Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure                                     14
Part III
Item 10     Directors and Executive Officers of the
               Registrant                                     15                                     4-9
Item 11     Executive Compensation                            15                                     9-13
Item 12     Security Ownership of Certain Beneficial
               Owners and Management                          15                                     4-5
Item 13     Certain Relationships and Related Transactions    15                   15, 23            13
Part IV
Item 14     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                            16                   1-26

(1) The 1997 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K.

(2) The Proxy Statement dated for the Annual Meeting of Shareholders, portions of which are incorporated by reference into this Form 10-K.

                                     PART I

ITEM 1   BUSINESS

GENERAL

         Pacific Capital Bancorp (the "Company") is a California bank holding company headquartered in Salinas, California and incorporated on January 26, 1983. Its principal wholly-owned subsidiaries, First National Bank of Central California (formerly First National Bank of Monterey County) ("First National") commenced operations on April 2, 1984, and South Valley National Bank ("South Valley") commenced operations on April 21, 1982.

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

         South Valley is a full service commercial bank serving Morgan Hill, Gilroy, Hollister, San Juan Bautista, and surrounding areas in Santa Clara and San Benito Counties in California.

         The Company itself does not engage in any business activities other than the ownership of the Subsidiary Banks and the ownership of one other wholly-owned subsidiary, Pacific Capital Services Corporation, an inactive subsidiary.


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

         Most of the Subsidiary Banks deposits are obtained from individuals, professionals and small- and medium-sized businesses. As of December 31, 1997 the Subsidiary Banks had a total of 34,524 accounts representing 18,940 interest bearing and non-interest bearing checking accounts with an average balance of approximately $11,410 each; 11,434 savings and money market accounts with an average balance of approximately $14,421 each; and 4,150 other time deposits with an average balance of approximately $40,046 each. The Subsidiary Banks are members of the Federal Deposit Insurance Corporation (the "FDIC") and the deposits of each depositor of the Subsidiary Banks are insured up to $100,000.

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

         In addition, the Subsidiary Banks offer construction loans, generally for single-family residences and multi-unit projects. Real estate and construction loans are typically secured by first deeds of trust and guarantees from principals of the borrower. The economic viability of the project and the borrower's credit worthiness are primary considerations in the loan underwriting decision. The Subsidiary Banks use independent local appraisers, conservative loan-to-value ratios and close monitoring of the projects during construction phases, and in the absence of rapid declines in real estate values, ultimate collectibilty of these secured loans is considered by the Subsidiary Banks management to be better than the average mix of commercial loans. The Subsidiary Banks do not make long-term fixed rate real estate loans and, therefore, material sustained increases or decreases in general interest rate levels have only a short-term effect on the Subsidiary Banks net yield on real estate loans.

         The Subsidiary Banks concentrate their lending activities in the following areas: real estate loans, commercial loans, consumer loans to individuals, and other loans. As of December 31, 1997, these four categories accounted for approximately 64.2%, 26.4%, 5.9%, and 3.5% respectively, of the Company's loan portfolio. As of December 31, 1997, the Company had total loans outstanding of $419,293,000. No material portion of the Subsidiary Bank's loan portfolio is concentrated within a single industry or group of related industries.

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

Existing Locations

         First National currently operates six branch offices: the Monterey branch located at 495 Washington Street, Monterey; the Salinas branch located at 1001 South Main Street, Salinas; the Oldtown office located at 307 Main Street, Salinas; the Carmel branch located in the Carmel Rancho Shopping Center, Carmel; the Watsonville branch located at 655 Main Street, Watsonville: and the Soledad branch located at 695 Front Street, Soledad. First National offers offsite 24-hour ATM services and night depository facilities at the Prunetree Shopping Center located in Prunedale, and ATM services located at the Monterey Peninsula College, Monterey, California. The Company's loan administration department is located at 517 S. Main Street, Salinas. In addition to a banking office, the Oldtown office located at 307 Main Street, Salinas houses all of the Company's administrative functions as well as the Data Processing/Operations department and a Community/Board room.

         South Valley currently operates four branch offices: the Morgan Hill branch located at 500 Tennant Station in Morgan Hill; the Gilroy branch located at 8000 Santa Teresa Boulevard, Gilroy; the Hollister branch located at 1730 Airline Highway, Hollister; and the San Juan Bautista branch located at 301 Third Street, San Juan Bautista.

         As of December 31, 1997, the Company and the Subsidiary Banks employed 280 full-time equivalent employees.

Other Information Concerning the Company and the Subsidiary Banks

         The Company and its Subsidiary Banks hold no material patents, trademarks, licenses, franchises or concessions except for the written approvals issued by the Office of the Comptroller of the Currency (the "OCC") for the Subsidiary Banks' banking offices.

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

Pacific Capital Services Corporation

         PCSC,  a  wholly-owned   inactive   subsidiary  of  the  Company,   was
incorporated on April 22, 1985, to arrange and broker residential, commercial and construction loans and other extensions of credit.

SELECTED STATISTICAL INFORMATION

         Consolidated statistical information concerning the business of the Company and the Subsidiary Banks is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") on pages 22 through 45 the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, (the "Annual Report") and in Notes 1-14 to the Consolidated Financial Statements on pages 1 through 21 of the Annual Report, which pages of the Annual Report are incorporated herein by reference. This information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Annual Report which have been incorporated herein by reference.

Distribution of Average Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

         The Company's average consolidated balance sheet and an analysis of net interest earnings for the years ended December 31, 1997, 1996 and 1995 is set forth in Management's Discussion and Analysis on page 27 of the Annual Report.

         A table setting forth the changes in interest income and interest expense in 1997 and 1996 resulting from changes in volume and changes in rates is set forth in Management's Discussion and Analysis on page 28 of the Annual Report.

Investment Portfolio

         The amortized cost and estimated fair values of each category of investment securities at December 31, 1997, and 1996 and the maturities of investment securities at December 31, 1997, are set forth in Note 5 of the Notes to Consolidated Financial Statements on pages 12 and 13 of the Annual Report.

         At December 31, 1997, investment securities from the following issuers each totaled over ten percent (10%) of shareholder's equity of the Company:

                                                  Amortized        Estimated
                                                  Cost             Fair value

         Available-for-sale securities:

            U.S. Treasury and Agencies            $  87,591,000    $  88,247,000
            Agency Mortgage-Backed Securities     $ 121,769,000    $ 123,095,000


Loan and Lease Portfolio

          The composition of the loan and lease portfolio for the five years ended at December 31, 1997, is set forth in Management's Discussion and Analysis on page 32 of the Annual Report.

          Maturities and sensitivity to changes in interest rates in the loan and lease portfolio, including real estate-mortgage and consumer loans, as of December 31, 1997, are summarized in Management's Discussion and Analysis on page 33 of the Annual Report.

          The composition of nonaccrual, past due and restructured loans and leases for the five years ended December 31, 1997, and a discussion of the Company's policy for placing loans on nonaccrual status is set forth in Management's Discussion and Analysis on page 37 of the Annual Report.

Summary of Loan Loss Experience

         An analysis of loan loss experience for the five years ended December 31, 1997 and a description of the factors which influenced management's judgment in determining the amount of the additions to the allowance charged to operating expenses in each fiscal period, as well as a discussion of the risk elements in the loan portfolio, are set forth in Management's Discussion and Analysis on page 35of the Annual Report.

Deposits

         The average amount of and the average rate paid on major deposit categories for the years ended December 31, 1997, 1996 and 1995 is set forth in Management's Discussion and Analysis on page 39 of the Annual Report.

         The maturity of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more at December 31, 1997, is set forth in Management's Discussion and Analysis on page 39 of the Annual Report.

Financial Ratios

         Certain ratios of profitability, liquidity and capital for the years ended December 31, 1997, and 1996 are summarized in the Selected Financial Data on page 1 of the Annual Report.


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

         First National's primary service area consists of Monterey County and Southern Santa Cruz County and encompasses the cities of Monterey, Carmel, Pacific Grove, Seaside, Marina, Sand City, Del Rey Oaks, Salinas, Prunedale, Watsonville, Soledad, Gonzales, Greenfield, King City, and the unincorporated communities of Pebble Beach, Carmel Valley and North Monterey County. Based on data as of the most recent practicable date, June 30, 1997, there were 99 financial institutions with $4,184.2 million in deposits serving this area. First National's market share at June 30, 1997 was as follows 1:

                                                                            First National
                                              Total Deposits                      Deposits                 First National
Service Area                                  (in thousands)                (in thousands)                   Market Share
--------------------------------------------------------------------------------------------------------------------------
Monterey                                          $1,380,394                      $140,859                          10.2%
Salinas                                            1,446,156                       167,983                          11.6%
Carmel                                               522,268                        58,848                          11.3%
Watsonville                                          616,842                        57,291                           9.3%
Soledad                                              218,494                        30,681                          14.0%
--------------------------------------------------------------------------------------------------------------------------
Total                                             $4,184,154                      $455,662                          10.9%
==========================================================================================================================

           South  Valley's  primary  service area is Southern Santa Clara County and San  Benito  County,  which  includes  the  cities of Morgan  Hill,  Gilroy,
Hollister  and  San  Juan  Bautista.  Based  upon  data  as of the  most  recent practicable  date,  June 30,  1997,  there were 29 financial  institutions  with
$1,062.2  million in deposits  serving this area. South Valley's market share at
June 30, 1997 was as follows 1:
                                                                               South Valley
                                               Total Deposits                      Deposits                  South Valley
Service Area                                   (in thousands)                (in thousands)                  Market Share
--------------------------------------------------------------------------------------------------------------------------
Morgan Hill                                          $336,742                       $69,757                         20.7%
Gilroy                                                343,493                        74,941                         21.8%
Hollister                                             365,930                        26,840                          7.3%
San Juan Bautista                                      16,015                        11,521                         71.9%
==========================================================================================================================
Total                                              $1,062,180                      $183,059                         17.2%
==========================================================================================================================

1 Sheshunoff(TM)Information Services Branches of California and Hawaii, June 1997 Data.

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

         Legislation is pending in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of such legislative changes and the impact of such changes might have on the Company and the Subsidiary Banks are impossible to predict.

         The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of the Subsidiary Banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

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

Capital Standards

          The OCC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets and off-balance sheet items. The federal banking agencies measure risk-adjusted assets and off-balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%.

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

The  following  tables  present  the  capital  ratios  for the  Company  and the
Subsidiary Banks as of December 31, 1997.
                                             The Company                     South Valley                First National
                                       Amount           Ratio          Amount           Ratio         Amount          Ratio
------------------------------- -------------- --------------- --------------- --------------- -------------- --------------
                                      (000's)                         (000's)                        (000's)
Risk-Based Capital Ratio:
   Tier 1 Capital                     $68,925          13.58%         $17,592          11.71%        $44,601         12.81%
   Minimum Requirement                 20,295           4.00%           6,009           4.00%         13,929          4.00%
      Excess                           48,630           9.58%          11,583           7.71%         30,672          8.81%
                                       ======           =====          ======           =====         ======          =====
   Total Capital                       73,191          14.43%          19,337          12.87%         47,116         13.53%
   Minimum Requirement                 40,589           8.00%          12,017           8.00%         27,858          8.00%
      Excess                           32,602           6.43%           7,320           4.87%         19,258          5.53%
                                       ======           =====           =====           =====         ======          =====
Risk-Adjusted Assets                 $507,363                        $150,216                       $348,220

                                                 The Company                    South Valley                   First National
                                            Amount          Ratio          Amount           Ratio          Amount           Ratio
----------------------------------- --------------- -------------- --------------- --------------- --------------- ---------------
                                           (000's)                        (000's)                         (000's)

Leverage Ratio:
   Tier 1 Capital                          $68,925          9.17%         $17,592           8.03%         $44,601           8.49%
   Minimum Requirement                      30,058          4.00%           8,767           4.00%          21,014           4.00%
      Excess                                38,867          5.17%           8,825           4.03%          23,587           4.49%
                                            ======          =====           =====           =====          ======           =====
Total Average Quarterly Assets            $751,439                       $219,168                        $525,357

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

         The payment of dividends by a national bank is further restricted by additional provisions of federal law, which prohibits a national bank from declaring a dividend on its shares of common stock unless its surplus fund exceeds the amount of its common capital (total outstanding common shares times the par value per share). Additionally, if losses have at any time been sustained equal to or exceeding a bank's undivided profits then on hand, no dividend can be paid. Moreover, even if a bank's surplus exceeds its common capital and its undivided profits exceed its losses, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. A national bank must consider other business factors in determining the payment of dividends. The payment of dividends by the Bank is governed by the Bank's ability to maintain minimum required capital levels and an adequate allowance for loan losses. The federal banking agencies also have the authority to prohibit a depository institution from engaging in business practices, which are considered to be unsafe or unsound, possibly including payments of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

         The Company has paid a stock dividend every year since 1986 and cash dividends were paid in 1993, 1994, 1995, 1996 and 1997.

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

         In May 1995, the BIF achieved its target goal of bringing the ratio of insurance fund reserves to $1.25 for each $100 of insured deposits. Based on this reserve level, the FDIC in November 1995 reduced the range of insurance assessment rates from $0.04 to $0.31 to $0 to $0.31 per $100 in insured deposits. Due to these changes in assessment rates, the Company's FDIC assessment expense decreased for 1995 by $316,000 or 94.6%. During 1996, a special one-time assessment was paid by BIF-insured financial institutions to the FDIC for the purpose of assisting in the recapitalization of the Savings Association Insurance Fund (the "SAIF"). The SAIF is the insurance fund reserve for savings institutions. In November 1996, the Subsidiary Banks paid $71,000 for this special assessment. During 1997, the FDIC assessment expense for the Subsidiary Banks was $68,000.

Interstate Banking and Branching

         The Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Act"), which was enacted in 1994, codifies the authority of banks to provide specified interstate banking services on an agency basis to customers of affiliate banks as of September 1995. Also, under the Act, as of September 1995, bank holding companies may acquire banks in other states, subject to certain deposit concentration limitations. Beginning June 1, 1997, and subject to certain deposit concentration and other limitations, banks may merge with other banks in states that do not "opt out" of the interstate legislation prior to June 1, 1997. Interstate mergers may be conducted prior to June 1, 1997 in states that specifically permit such mergers. In addition, prior to June 1, 1997, certain consolidations are possible using the "30-mile rule," which allows national banks to relocate their headquarters up to 30 miles away, including across state lines. Currently, several states have already "opted in" to the interstate legislation. Effective October 2, 1996, California opted in early to interstate branching by permitting other state's banks to acquire an entire California bank by merger or purchase and thereby establish one or more California branch offices, provided the acquired bank has been in existence at least five years. The effect of these laws on the Company and the Subsidiary Banks cannot be determined.

ITEM 2   PROPERTIES

         On December 31, 1997, the Company had 11 offices, of which 4 were owned and 7 were leased by the Company or its Subsidiary Banks. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See page 23 of the Annual Report incorporated herein by reference for further information on leases.

ITEM 3   LEGAL PROCEEDINGS

          Neither the Company nor its Subsidiary Banks is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote by the Shareholders of the Company's Common Stock during the fourth quarter of 1997.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         For information concerning the Company's common stock and related security holder matters, see "Pacific Capital Bancorp Stock Activity" at Page 45 of the Annual Report, which is incorporated herein by reference. For information regarding dividends, see "Restrictions on Dividends and other Distributions" under Part I, Item 1 of this Form 10-K on page 13.

         As of March 31, 1997, there were 1,874 holders of record of the Company's common stock.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and market value and adjust the balance sheet (if necessary) to minimize the inherent risk and maximize income. The Company's exposure to market risk is reviewed on a regular basis by the

Asset/Liability Committee. Tools used by management include a modified GAP report and an asset/liability simulation model. Management believes that the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time.

         A derivative financial instrument includes futures, forward contracts, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps, or options. The Company is however, party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised.


        The following table represents the change in the Company's Market Value of Portfolio Equity (MVPE) at December 31, 1997 in the event of a sudden and sustained change in interest rates as presented. MVPE is defined as the fair value of assets less the fair value of liabilities on the Company's consolidated balance sheet.


(Dollars in thousands)         Market Value of
Change in interest rates      Portfolio Equity         $ Change        % Change
--------------------------------------------------------------------------------
200 Basis points rise                  $90,811             $755           0.84%
100 Basis points rise                   90,434              378           0.42%
Base scenario                           90,056                -           0.00%
100 Basis points decline                88,950          (1,107)         (1.23%)
200 Basis points decline                87,873          (2,213)         (2.46%)



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

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors and Executive Officers

         For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS OF THE COMPANY" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders (the "Proxy Statement"), which is incorporated herein by reference.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, for the fiscal year ended December 31, 1997, all filing requirements applicable to its officers and directors have been satisfied.

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

         With the exception of such information in the 1997 Annual Report incorporated herein by reference, the 1997 Annual Report is not deemed "filed" as part of this report.

         3.       Exhibits.

         See Index to Exhibits at pages 69 - 73 of this Form 10-K.

(b)      Reports on Form 8-K.

         None

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1997, 1996, and 1995

                   (With Independent Auditors' Report Thereon)


                                         PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                            SELECTED FINANCIAL INFORMATION AND
                                                COMPARATIVE PER SHARE DATA
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)            1997         1996         1995          1994          1993
-------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Interest income                                          $  53,215    $  43,958     $  38,678     $  33,030     $  29,346
Interest expense                                            17,385       13,319        10,971         8,074         7,763
Net interest income                                         35,830       30,639        27,707        24,956        21,583
Provision for possible loan losses                           1,520          685           527           479         1,278
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for possible loan losses                                 34,310       29,954        27,180        24,477        20,305
Other income                                                 3,345        3,206         3,056         2,888         2,911
Other expense                                               20,884       22,727        19,352        17,345        16,445
Net gain (loss) on securities transactions                      11          (46)          (73)          (17)          120
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  16,782       10,387        10,811        10,003         6,891
Income taxes                                                 6,635        4,348         4,200         3,778         2,426
-------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
    Accounting change                                       10,147        6,039         6,611         6,225         4,465
Cumulative effect of accounting change                        --           --            --            --             549
-------------------------------------------------------------------------------------------------------------------------
Net income                                               $  10,147    $   6,039     $   6,611     $   6,225     $   5,014
-------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Income before cumulative effect of
   Accounting change - diluted                           $    2.28    $    1.36     $    1.50     $    1.44     $    1.03
Net income - diluted                                          2.28         1.36          1.50          1.44          1.15
Cash dividends                                                0.66         0.60          0.53          0.40          0.30
Book value                                                   16.90        15.59         15.54         14.60         13.83

BALANCES AT YEAR END
Total assets                                               764,719      619,439       530,852       487,749       436,958
Total loans                                                419,293      388,728       300,895       290,352       265,903
Total deposits                                             683,398      547,182       465,508       427,870       382,475
Total shareholders' equity                                  72,558       63,646        60,533        55,002        50,039

AVERAGE DAILY BALANCES
Total assets                                               677,491      568,686       496,007       459,695       433,558
Total loans                                                411,546      332,421       290,265       277,263       259,131
Total deposits                                             604,953      501,833       431,975       404,047       382,183
Total shareholders' equity                                  68,353       63,106        58,183        52,719        48,205

PERFORMANCE AND CAPITAL RATIOS
Return on average assets                                      1.50%        1.06%         1.33%         1.35%         1.16%
Return on average shareholders' equity                       14.84%        9.57%        11.36%        11.81%        10.40%
Average shareholders' equity to average assets               10.09%       11.10%        11.73%        11.47%        11.12%
-------------------------------------------------------------------------------------------------------------------------

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

December 31,
---------------------------------------------------------------------------------------------------
(In thousands, except share amounts)                                           1997         1996
---------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                      $  49,982   $  48,126
Federal funds sold                                                              26,405      14,910
Money market funds                                                               2,132      13,209
---------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                                 78,519      76,245

Investment securities:
    Held-to-maturity, at amortized cost
       (fair value of $7,347 and $9,741, respectively)                           7,347       9,680
    Available-for-sale, at fair value                                          220,984     116,528
---------------------------------------------------------------------------------------------------
     Total investment securities                                               228,331     126,208

Loans available for sale                                                        10,523       5,821

Loans, net of unearned income                                                  419,293     388,728
Less allowance for possible loan losses                                          4,266       3,672
---------------------------------------------------------------------------------------------------
     Net loans                                                                 415,027     385,056

Premises and equipment, net                                                     15,331      15,300
Accrued interest receivable and other assets                                    16,988      10,809
---------------------------------------------------------------------------------------------------
     Total assets                                                            $ 764,719   $ 619,439
===================================================================================================

Liabilities and Shareholders' Equity

Deposits:
  Demand, noninterest bearing                                                $ 174,649   $ 131,332
  Demand, interest bearing                                                      97,322      84,770
  Savings and money market                                                     173,151     164,890
  Time certificates                                                            238,276     166,190
---------------------------------------------------------------------------------------------------
     Total deposits                                                            683,398     547,182

Accrued interest payable and other liabilities                                   8,763       8,611
---------------------------------------------------------------------------------------------------
     Total liabilities                                                         692,161     555,793
---------------------------------------------------------------------------------------------------
Shareholders'  equity:
  Preferred stock; no par value, 20,000,000 shares authorized and unissued        --          --
  Common stock; no par value, 20,000,000 shares authorized: 4,294,403 and 4,083,363 shares issued and outstanding in 1997 and 1996,
    respectively                                                                58,434      49,388
  Retained earnings                                                             12,852      14,423
  Net unrealized gain (loss) on available-for-sale securities                    1,272        (165)
---------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                 72,558      63,646

Commitments and contingencies                                                     --          --
---------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                              $ 764,719   $ 619,439
===================================================================================================

See accompanying notes to consolidated financial statements.


                                         PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
--------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                                 1997          1996           1995
--------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                         $    40,843   $    33,845    $    30,490
  Interest on federal funds sold                                           2,482         1,806          1,870
  Interest on investment securities:
     Taxable                                                               9,239         7,557          5,415
     Non-taxable                                                             651           750            903
--------------------------------------------------------------------------------------------------------------
      Total interest income                                               53,215        43,958         38,678
--------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                    17,356        13,292         10,922
  Other interest expense                                                      29            27             49
--------------------------------------------------------------------------------------------------------------
     Total interest expense                                               17,385        13,319         10,971
--------------------------------------------------------------------------------------------------------------
     Net interest income                                                  35,830        30,639         27,707
Provision for possible loan losses                                         1,520           685            527
--------------------------------------------------------------------------------------------------------------
      Net interest income after provision for possible loan losses        34,310        29,954         27,180
--------------------------------------------------------------------------------------------------------------
Other income:
  Service charges                                                          2,619         2,432          2,399
  Gain on sale of loans                                                       22            27             91
  Net gains (losses) on securities transactions                               11           (46)           (73)
  Other                                                                      704           747            566
--------------------------------------------------------------------------------------------------------------
      Total other income                                                   3,356         3,160          2,983
--------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and benefits                                                   11,315        11,864          9,989
  Occupancy                                                                2,326         2,111          1,959
  Equipment                                                                1,755         2,577          1,943
  Advertising and promotion                                                  864           710            659
  Stationery and supplies                                                    767           563            508
  Legal and professional fees                                              1,185         1,946            823
  Regulatory assessments                                                     222           147            572
  Other                                                                    2,450         2,809          2,899
--------------------------------------------------------------------------------------------------------------
    Total other expenses                                                  20,884        22,727         19,352
--------------------------------------------------------------------------------------------------------------
      Income before income taxes                                          16,782        10,387         10,811
Income taxes                                                               6,635         4,348          4,200
--------------------------------------------------------------------------------------------------------------
 Net income                                                          $    10,147   $     6,039    $     6,611
==============================================================================================================
Earnings per share                                                   $      2.36   $      1.41    $      1.55
==============================================================================================================
Diluted earnings per share                                           $      2.28   $      1.36    $      1.50
==============================================================================================================

Weighted average shares outstanding                                    4,297,832     4,297,017      4,271,445
Dilutive effect of stock options                                         149,456       154,581        130,467
--------------------------------------------------------------------------------------------------------------
Total weighted average diluted shares outstanding                      4,447,288     4,451,598      4,401,912
==============================================================================================================

See accompanying notes to consolidated financial statements

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------
December 31, 1997, 1996, and 1995
---------------------------------------------------------------------------------------------------------
                                                                            Net unrealized
                                                                            gain (loss) on         Total
                                           Common Stock          Retained   available-for-  shareholders'
(In thousands, except share amounts)   Shares       Amount       earnings   sale securities       Equity
---------------------------------------------------------------------------------------------------------
Balances, December 31, 1994          3,767,702    $   41,182    $   14,026    $     (206)   $   55,002
Net income for the year                   --            --           6,611          --           6,611
Purchase and retirement of shares       (5,606)         (111)         --            --            (111)
Exercise of stock options                9,590           158          --            --             158
5% stock dividend, including
   payment of fractional shares        123,338         3,132        (3,147)         --             (15)
Cash dividends declared                   --            --          (1,684)         --          (1,684)
Net unrealized gain on
   available-for-sale securities          --            --            --             572           572
---------------------------------------------------------------------------------------------------------
Balances, December 31, 1995          3,895,024        44,361        15,806           366        60,533
Net income for the year                   --            --           6,039          --           6,039
Purchase and retirement of shares      (23,646)         (605)         --            (605)
---------------------------------------------------------------------------------------------------------
Exercise of stock options               17,981           295          --            --             295
5% stock dividend, including
   payment of fractional shares        194,455         5,348        (5,372)         --             (24)
Cash dividends declared                   --            --          (2,050)         --          (2,050)
Repurchase of dissenter shares            (451)          (11)         --            --             (11)
Net unrealized loss on
  available-for-sale securities           --            --            (531)         (531)
---------------------------------------------------------------------------------------------------------
Balances, December 31, 1996          4,083,363        49,388        14,423          (165)       63,646
Net income for the year                   --            --          10,147          --          10,147
Purchase and retirement of shares      (10,000)         (410)         --            --            (410)
Exercise of stock options               17,436           456          --            --             456
5% stock dividend, including
   Payment of fractional shares        203,404         9,000        (9,040)         --             (40)
Cash dividend declared                    --            --          (2,678)         --          (2,678)
Net unrealized gain on
   available-for-sale securities          --            --            --           1,437         1,437
---------------------------------------------------------------------------------------------------------
Balances, December 31, 1997          4,294,203    $   58,434    $   12,852    $    1,272    $   72,558
=========================================================================================================

See accompanying notes to consolidated financial statements


                                         PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                      1997          1996         1995
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                      $  10,147    $   6,039    $   6,611
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                     1,478        1,074        1,260
    Provision for possible loan losses                                                1,520          685          527
    (Gain) loss on investment securities transactions                                   (11)          46           73
    Net originations of loans available for sale                                     (4,702)      (1,945)      (2,891)
    Proceeds from sale of loans                                                        --           --            924
    Gain on sale of loans                                                               (22)         (27)         (91)
    Deferral of loan origination fees                                                   150          (64)          40
    Change in accrued interest receivable and other assets                           (4,742)        (118)        (837)
    Change in accrued interest payable and other liabilities                            185        3,813           93
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             4,003        9,503        5,709
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net change in loans                                                               (31,858)     (88,839)     (11,003)
  Recoveries on loans                                                                   217          347          264
  Maturities of investment securities                                                27,146       20,445       40,818
  Purchases of investment securities                                               (129,269)     (82,606)     (95,070)
  Proceeds from sale of available-for-sale securities                                  --         61,735       42,089
  Capital expenditures, net                                                          (1,509)      (2,867)      (1,536)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (135,273)     (91,785)     (24,438)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                          111,522       81,677       21,471
  Cash received in connection with branch acquisition                                24,694         --         16,167
  Cash paid for retirement of stock                                                    (410)        (605)        (111)
  Proceeds from exercise of stock options                                               456          295          158
  Cash paid in lieu of fractional shares                                                (40)         (24)         (15)
  Cash paid for dividends                                                            (2,678)      (2,050)      (1,684)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           133,544       79,293       35,986
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  2,274       (2,989)      17,257
Cash and cash equivalents at beginning of year                                       76,245       79,234       61,977
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                          $  78,519    $  76,245    $  79,234
=====================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the period:
     Interest                                                                     $  18,188    $  14,379    $  11,827
     Income taxes                                                                     6,040        4,834        4,107
=====================================================================================================================
Noncash investing and financing activities:
    Transfer from retained earnings to common stock due to
      Stock dividends                                                             $   9,000    $   5,348    $   3,132
    Transfer of securities from held-to-maturity
      to available-for-sale                                                            --           --         38,660
    Transfer from loans to other real estate owned                                     --            352        1,940
=====================================================================================================================

See accompanying notes to consolidated financial statements

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                December 31, 1997


(1)      Summary of Significant Accounting Policies

         The accounting policies of Pacific Capital Bancorp and subsidiaries (the Company) are in accordance with generally accepted accounting
         principles  and  conform  to  general   practices  within  the  banking
         industry.

         The Company - Pacific Capital Bancorp is a California corporation and a multi-bank holding company, which was incorporated on January 26, 1983. The Company's subsidiaries, First National Bank of Central California (First National), and South Valley National Bank (South Valley), collectively (Subsidiary Banks), commenced operations in 1984 and 1983, respectively. First National is a full service commercial bank serving Monterey, Salinas, Carmel, Watsonville, Prunedale and surrounding areas in Monterey and Santa Cruz Counties. South Valley is a full service commercial bank serving Morgan Hill, Gilroy, Hollister, San Juan Bautista and surrounding areas in Santa Clara and San Benito Counties.

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

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

         Loans Available for Sale - The Subsidiary Banks originate loans that are guaranteed in part by the Small Business Administration (SBA). The guaranteed portion of such loans may be sold without recourse. The Subsidiary Banks retain the servicing and credit risk in the remaining unguaranteed portion. Loans available for sale are valued at lower of cost or estimated market value and are comprised of the portion of loans originated for sale, which are guaranteed by the SBA. When participating interests in loans are sold without recourse, gains are recognized at the time of the sale which are equal to the premium received less estimated future loan servicing costs and profits. Any discounts related to loan interests retained are amortized using methods that approximate the level yield interest method over the remaining life of the loan.

         In  1997,  the  Company  adopted  Statement  of  Financial   Accounting
         Standards  (SFAS) No. 125,  Accounting  for  Transfers and Servicing of
         Financial Assets and Extinguishments of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under this approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. Upon adoption, there was not a material impact to the Company's consolidated financial statements.

         Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are charged to expense over the estimated useful lives of the assets or the lease term on a straight-line basis as follows:

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

         Net Income Per Share - In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 supersedes APB Opinion No. 15 Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Upon adoption, it also requires dual presentation of Basic EPS and Diluted EPS on the face of the Statement of Income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator of the Diluted EPS computation.

         Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year plus shares issuable assuming exercise of all employee stock options, except where antidilutive. Weighted average shares outstanding and all per share

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         amounts included in the accompanying consolidated financial statements and notes thereto have given effect to all stock dividends.

         In February 1997, the FASB issued SFAS No. 129, Disclosures of Information about Capital Structure which establishes standards for disclosing information about an entity's capital structure for those entities deemed to have complex capital structures. This statement did not have a material impact on the Company's consolidated financial statements.

         Dividends - In 1997 the Company paid four cash dividends of $0.165 per share to shareholders of record on March 14, June 16, September 15, and November 17, payable on March 31, June 30, September 30, and December 1, 1997, respectively. The Company also paid a five percent (5%) stock dividend payable to shareholders of record as of December 1, 1997.

         Recent Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, Reporting of Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company will adopt the statement in 1998 but has not decided as to the presentation format.

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

(2)      Merger

         On November 20, 1996, the Company acquired South Valley  Bancorporation
         (SVB) and its banking subsidiary, South Valley National Bank, headquartered in Morgan Hill, California. The consolidated financial statements of the Company give effect to the merger, which has been accounted for as a pooling-of-interests. Accordingly, the accounts of SVB have been combined with those of the Company for all prior periods presented.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)      Cash and Due from Banks

         Cash and due from banks includes approximately $3,845,000 and $5,659,000 as of December 31, 1997 and 1996, respectively, held by the Federal Reserve Bank of San Francisco to meet required reserve balances.

(4)      Quarterly Income Statement

         The consolidated statements of income for 1997 and 1996 by quarter is as follows:

(Unaudited)                                                                     1997
-----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)              4th Quarter     3rd Quarter    2nd Quarter     1st Quarter
-----------------------------------------------------------------------------------------------------------------
Interest income                                        $14,547         $13,633         $13,049         $11,986
Interest expense                                         4,867           4,513           4,143           3,862
-----------------------------------------------------------------------------------------------------------------
   Net interest income                                   9,680           9,120           8,906           8,124
Provision for possible loan losses                         610             340             285             285
-----------------------------------------------------------------------------------------------------------------
   Net interest income after provision
      for possible loan losses                           9,070           8,780           8,621           7,839
Other income                                               939             813             799             805
Other expense                                            5,927           5,033           4,964           4,960
-----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                             4,082           4,560           4,456           3,684
Income taxes                                             1,607           1,811           1,775           1,442
-----------------------------------------------------------------------------------------------------------------
Net income                                             $ 2,475         $ 2,749         $ 2,681         $ 2,242
=================================================================================================================
Net income per share - basic                           $  0.58         $  0.64         $  0.62         $  0.52
=================================================================================================================
Net income per share - diluted                         $  0.55         $  0.62         $  0.60         $  0.50
=================================================================================================================

(Unaudited)                                                                     1996
-----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)              4th Quarter     3rd Quarter    2nd Quarter   1st Quarter
-----------------------------------------------------------------------------------------------------------------
Interest income                                         $11,843        $11,201        $10,626        $10,288
Interest expense                                          3,654          3,406          3,158          3,101
-----------------------------------------------------------------------------------------------------------------
   Net interest income                                    8,189          7,795          7,468          7,187
Provision for loan loss                                     500              6             74            105
-----------------------------------------------------------------------------------------------------------------
   Net interest income after provision
      for possible loan losses                            7,689          7,789          7,394          7,082
Other income                                                781            780            817            782
Other expense                                             7,270          5,584          4,962          4,911
-----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                              1,200          2,985          3,249          2,953
Income taxes                                                733          1,207          1,256          1,152
-----------------------------------------------------------------------------------------------------------------
Net income                                              $   467        $ 1,778        $ 1,993        $ 1,801
=================================================================================================================
Net income per share - basic                            $  0.11        $  0.41        $  0.46        $  0.42
=================================================================================================================
Net income per share - diluted                          $  0.10        $  0.39        $  0.45        $  0.41
=================================================================================================================

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5)      Investment Securities

         The amortized cost and estimated  fair values of investment  securities as of December 31 are as follows:
----------------------------------------------------------------------------------------------------------------
                                                                                                      Estimated
                                                     Amortized         Unrealized      Unrealized          fair
(In thousands)                                            cost               gain            loss         value
----------------------------------------------------------------------------------------------------------------
1997
----------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
   U.S. Treasury and agency                          $ 87,591            $    698        $     42       $ 88,247
   State and municipal                                  9,529                 115               2          9,642
   Mortgage-backed securities                         121,769               1,363              37        123,095
----------------------------------------------------------------------------------------------------------------
                                                     $218,889            $  2,176        $     81       $220,984
================================================================================================================
Held-to-maturity securities:
   State and municipal                               $  4,985            $     32        $     70       $  4,947
   Mortgage-backed securities
      And other                                         2,362                  43               5          2,400
----------------------------------------------------------------------------------------------------------------
                                                     $  7,347            $     75        $     75       $  7,347
================================================================================================================

1996
----------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
   U.S. Treasury and agency                          $ 64,109            $    159        $    187       $ 64,081
   State and municipal                                  7,233                  59              21          7,271
   Mortgage-backed securities                          45,470                   9             303         45,176
----------------------------------------------------------------------------------------------------------------
                                                     $116,812            $    227        $    511       $116,528
================================================================================================================
Held-to-maturity securities:
   State and municipal                               $  6,449            $     55        $     42       $  6,462
   Mortgage-backed securities
      and other                                         3,231                  59              11          3,279
----------------------------------------------------------------------------------------------------------------
                                                     $  9,680            $    114        $     53       $  9,741
================================================================================================================

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The amortized cost and estimated fair values of investment securities as of December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Available-for-sale                  Held-to-maturity
                                                            securities                         securities
                                                            ----------                         ----------
                                                                     Estimated                         Estimated
                                                    Amortized             fair        Amortized             fair
(In thousands)                                           cost            value             cost            value
-----------------------------------------------------------------------------------------------------------------
Due within one year                                  $ 18,847         $ 18,869           $1,733           $1,736
Due after one through five years                       75,983           76,691            2,793            2,828
Due after five through ten years                       17,323           18,284              529              529
Due after ten years                                   106,736          107,140            1,632            1,594
-----------------------------------------------------------------------------------------------------------------
                                                      218,889          220,984            6,687            6,687
Federal Reserve Bank Stock                                  -                -              660              660
-----------------------------------------------------------------------------------------------------------------
                                                     $218,889         $220,984           $7,347           $7,347
=================================================================================================================


         As of December 31, 1997 and 1996, securities with carrying values of approximately $34,660,000 and $26,638,000, respectively, were pledged as collateral for such items as deposits of public funds, Federal Reserve Bank borrowings, bankruptcy court accounts, and U.S. Treasury, tax, and loan deposits.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)      Loans

         A summary of loans as of December 31 is as follows:

--------------------------------------------------------------------------------
(In thousands)                                          1997               1996
--------------------------------------------------------------------------------
Commercial                                          $110,595           $113,428
Consumer                                              24,677             22,509
Real estate - mortgage                               227,367            195,417
Real estate - construction                            41,863             38,014
Other                                                 15,595             20,349
--------------------------------------------------------------------------------
                                                     420,097            389,717
Less deferred loan fees                                  804                989
--------------------------------------------------------------------------------
                                                    $419,293           $388,728
================================================================================


         The following is an analysis of the allowance for possible loan losses for the years ended December 31:

--------------------------------------------------------------------------------
(In thousands)                                  1997          1996         1995
--------------------------------------------------------------------------------
Balance, beginning of year                    $3,672        $3,710       $3,769
Provision charged to expense                   1,520           685          527
Loans charged off                            (1,143)       (1,070)        (850)
Recoveries on loans previously
   charged off                                   217           347          264
--------------------------------------------------------------------------------
Balance, end of year                          $4,266        $3,672       $3,710
================================================================================

         Loans for which interest is no longer being accrued totaled $2,150,000, $1,564,000, and $2,481,000 as of December 31, 1997, 1996, and 1995,
         respectively. Interest that would have been recognized on nonaccrual loans was $125,000, $149,000, and $379,000 during 1997, 1996, and 1995, respectively.

         The recorded investment in impaired loans was $2,150,000 and $1,564,000 at December 31, 1997 and 1996, respectively. The average balance of impaired loans during 1997 and 1996 was $1,891,000 and $2,126,000. The Company did not recognize any interest income on impaired loans during 1997 and 1996.

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

         The Subsidiary Banks make loans to executive officers, directors, and their affiliates in the ordinary course of business. Following is an analysis of activity with respect to such loans for the years ended December 31, 1997, and 1996:

--------------------------------------------------------------------------------
(In thousands)                                                   1997     1996
--------------------------------------------------------------------------------
Balance, beginning of year                                     $ 5,711  $ 5,002
New loans funded                                                 5,190    4,394
Repayments of loans                                             (2,714)  (3,685)
--------------------------------------------------------------------------------
Balance, end of year                                           $ 8,187  $ 5,711
================================================================================


(7)      Premises and Equipment

         Premises and equipment as of December 31 are summarized as follows:

--------------------------------------------------------------------------------
(In thousands)                                                1997        1996
--------------------------------------------------------------------------------
Land                                                        $2,888      $2,752
Buildings                                                   10,244       9,867
Furniture and equipment                                      9,796       8,929
Leasehold improvements                                       1,529       1,421
--------------------------------------------------------------------------------
                                                            24,457      22,969
Less accumulated depreciation and amortization               9,126       7,669
--------------------------------------------------------------------------------
Premises and equipment, net                                $15,331     $15,300
================================================================================

(8)      Time Deposits

         As of December 31, 1997 and 1996, the Company had liabilities of $117,409,000 and $80,952,000, respectively, for time deposits in denominations of $100,000 or more. Interest expense for these deposits was $6,243,000 and $4,036,000 in 1997 and 1996, respectively.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)      Income Taxes

         Components of income tax expense for the years ended December 31, 1997, 1996, and 1995 are as follows:

--------------------------------------------------------------------------------
(In thousands)                           1997            1996              1995
--------------------------------------------------------------------------------
Current:
   Federal                             $5,295          $3,696            $3,053
   State                                2,003           1,457             1,240
--------------------------------------------------------------------------------
                                        7,298           5,153             4,293
--------------------------------------------------------------------------------
Deferred:
   Federal                              (535)           (649)              (66)
   State                                (128)           (156)              (27)
--------------------------------------------------------------------------------
                                        (663)           (805)              (93)
--------------------------------------------------------------------------------
      Total                            $6,635          $4,348            $4,200
================================================================================

        The temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant components of the deferred tax asset and liability amounts relate to the following as of December 31:


--------------------------------------------------------------------------------
(In thousands)                                                    1997     1996
--------------------------------------------------------------------------------
Deferred tax assets:
   Book provision for loan losses in excess of tax provision    $1,492   $1,096
   State franchise taxes                                           466      222
   Accrued interest on nonaccrual loans recognized for tax         239      182
   Expenses accrued for books not currently deductible             417      355
   Unrealized loss on securities available-for-sale                  -      118
   Loan fees and other, net                                        363      344
--------------------------------------------------------------------------------
      Total deferred tax assets                                  2,977    2,317
--------------------------------------------------------------------------------

Deferred tax liabilities:
   Tax depreciation in excess of book                              196       86
   Amortization related to sale/leaseback of building              126       34
   Difference in recognition of organization costs and other        11       11
   Unrealized gain on available-for-sale securities                941        -
--------------------------------------------------------------------------------
      Total deferred tax liabilities                             1,274      131
--------------------------------------------------------------------------------
Net deferred tax asset                                          $1,703   $2,186
================================================================================

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

         Actual  income tax  expense  differs  from the  "expected"  tax expense
         (computed by applying the U.S. federal corporate income tax rate of 34%
         to earnings  before income  taxes) for the years ended  December 31, as follows:
------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                 1997           1996           1995
------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense                                              $5,706         $3,531         $3,702
Increase (reduction) in income taxes resulting from:
   Franchise taxes, net of federal income tax benefit                         1,270            858            802
   Tax exempt income                                                           (371)          (368)          (335)
   Merger related costs                                                           -            325              -
   Other, net                                                                    30              2             31
------------------------------------------------------------------------------------------------------------------
                                                                             $6,635         $4,348         $4,200
==================================================================================================================

(10)     Benefit Plans

         Stock  Option  Plans - The  Company's  1984 Stock Option Plan (the 1984
         Plan) under which incentive stock options or nonqualified stock options were granted to certain key employees or directors to purchase an aggregate of 53,364 shares of authorized, but unissued, common stock of the Company. Unexercised options were granted and outstanding as of December 31, 1997, for an aggregate of 53,364 shares. Options have been granted at an exercise price not less than the fair market value of such stock at the date of grant. All stock options become exercisable at the rate determined by the Company's Board of Directors and expire no later than 10 years after the date of grant.

         The Company's 1994 Stock Option Plan (the 1994 Plan) which was a successor to the 1984 Plan, provides for incentive stock options or nonqualified stock options for key employees or directors to purchase an aggregate of 592,915 shares of authorized, but unissued, common stock of the Company. Unexercised options were granted and outstanding as of December 31, 1997, for an aggregate of 417,474 shares with an exercise price equal to the fair market value of the Company's common stock at the date of grant. The 1994 Plan provides that options granted thereunder begin to vest 6 months after the date of grant ratably over 4 years and expire no later than 10 years after the date of grant.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company has a Directors Stock Option Plan (the 1991 Plan) under which, nonqualified options may be granted to non-employee directors of the Company and its subsidiaries to purchase an aggregate of 202,776 shares of authorized, but unissued, common stock of the Company according to a formula set forth in the 1991 Plan. Unexercised options were granted and outstanding as of December 31, 1997, for an aggregate of 83,116 shares with an exercise price equal to the fair market value of the Company's common stock at the date of grant. The 1991 Plan provides that options granted thereunder begin to vest 6 months after the date of grant and expire no later than 10 years after the date of grant.

         In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under this method, compensation costs are measured at the grant date based on the value of the award and are recognized over the service period, which is the vesting period.

         As allowed under SFAS No. 123, the Company  applies APB Opinion No. 25,
         Accounting for Stock Issued to Employees and related interpretations in accounting for its plans.  Accordingly,  no compensation  cost has been recognized for its stock option plans. Had  compensation  costs for the
         Company's three stock option plans been determined consistent with SFAS
         No. 123,  the  Company's  net income and  earnings per share would have been reduced to the pro forma amounts indicated below:
December 31,
----------------------------------------------------------------------------------------------------------------
(In thousands, except per share)                                    1997                1996               1995
----------------------------------------------------------------------------------------------------------------
Net income                         As reported                   $10,147              $6,039             $6,611
                                   Pro forma                      $9,836              $5,883             $6,605
Basic earnings per share           As reported                     $2.36               $1.41              $1.55
                                   Pro forma                       $2.29               $1.37              $1.55
Diluted earnings per share         As reported                     $2.28               $1.36              $1.50
                                   Pro forma                       $2.21               $1.32              $1.50

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 2.1%, 2.5% and 2.1%, expected volatility of 18% for all years, risk-free interest rates of 5.86%, 5.64% and 5.39%, and expected lives of 6.9, 6.1 and 5.5 years, respectively.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Below is a summary  of stock  option  activity  under all plans  during
1997, 1996 and 1995:
                                               1997                       1996                      1995
--------------------------------------------------------------------------------------------------------------------
                                                    Weighted                   Weighted                    Weighted
                                                     average                    average                     average
                                                    exercise                   exercise                    exercise
                                         Shares        price        Shares        price       Shares          price
--------------------------------------------------------------------------------------------------------------------
Outstanding at beginning
   of year                              388,895       $15.59       433,474       $14.57      400,967         $14.33
Granted                                 197,270        35.93       157,153        19.13       62,321          15.00
Exercised                               (17,436)       10.74      (200,106)       14.69      (22,811)         11.73
Forfeited                               (16,525)       13.32        (1,626)       11.32       (7,003)         13.74
--------------------------------------------------------------------------------------------------------------------
Outstanding at end of year              552,204       $22.36       388,895       $16.37      433,474         $14.57

Options exercisable at end of           489,046                    333,753                   366,350
year

Weighted average fair value of
    options granted during the year                    $9.40                      $4.12                       $3.12
--------------------------------------------------------------------------------------------------------------------

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1997:
                                                    Options Outstanding                       Options Exercisable
---------------------------------------------------------------------------------------------------------------------
                                                         Weighted
                                                          average         Weighted                          Weighted
                                          Number      contractual          average           Number          average
Exercise Prices                      outstanding             life   exercise price      outstanding   exercise price
--------------------------------------------------------------------------------------------------------------------
$6.83 to $15.00                          293,066             5.61           $13.97          292,315           $13.97
$15.01 to $20.00                          15,229             5.63            16.14           12,046            16.05
$20.01 to $30.00                          66,609             8.88            24.47           16,685            24.43
$30.01 to $43.50                         177,300             9.87            35.96          168,000            35.60
--------------------------------------------------------------------------------------------------------------------
$6.83 to $43.50                          552,204             7.37           $22.36          489,046           $21.81
--------------------------------------------------------------------------------------------------------------------

         Employee  Stock  Ownership  Plan - In  1986,  the  Company  adopted  an
         Employee Stock Ownership Plan (ESOP) covering substantially all employees. The Company may make annual contributions to the ESOP in an amount determined by the Board of Directors. Contributions are not intended to exceed an amount estimated to be an allowable deduction for tax purposes. The Company made contributions to the ESOP of $400,000, $275,000, and $292,000 in 1997, 1996, and 1995, respectively.

         401(k) Plan - The Company also has a tax deferred profit sharing plan and thrift plan covering all eligible employees. The Company's contributions amounted to $70,000, $71,000, and $70,000 for the years ended December 31, 1997, 1996, and 1995.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11)     Fair Value of Financial Instruments

         The  carrying  amounts  and  estimated  fair  values  of the  Company's financial instruments are as follows:
---------------------------------------------------------------------------------------------------------------------
                                                                  December 31, 1997           December 31, 1996
                                                                 -------------------          ------------------
                                                               Carrying      Estimated       Carrying      Estimated
(In thousands)                                                  amounts     fair value        amounts     fair value
---------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                                    $78,519        $78,519        $76,245        $76,245
   Investment securities                                        228,331        228,331        126,208        126,269
   Net loans                                                    430,620        430,582        395,538        395,796
---------------------------------------------------------------------------------------------------------------------
Liabilities:
   Demand deposits, noninterest bearing                        $174,649       $174,649       $131,332       $131,332
   Demand deposits, interest bearing                             97,322         97,322         84,770         84,770
   Savings and money market                                     173,151        173,151        164,890        164,890
   Time certificates                                            238,276        238,465        166,190        166,632
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

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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


(12)     Commitments and Contingencies

         Future minimum rental payments for Company premises under noncancelable operating leases as of December 31, 1997 are as follows:

------------------------------------------------------------------------------
                                                                Minimum lease
                                                                     payments
Year ending December 31,                                       (In thousands)
------------------------------------------------------------------------------
1998                                                                     $931
1999                                                                      683
2000                                                                      461
2001                                                                      213
2002                                                                      213
Thereafter                                                                913
------------------------------------------------------------------------------
                                                                        3,414
Minimum rentals receivable under noncancelable subleases                (868)
------------------------------------------------------------------------------
                                                                       $2,546
==============================================================================

         Rent expense under operating leases totaled $802,000, $796,000, and $781,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Related sublease rental income totaled $137,000, $131,000, and $82,000, respectively.

         In December 1988, the Company entered into an operating lease with a member of its Board of Directors for rental of its administrative headquarters. This lease required payments totaling approximately $199,000, $192,000, and $188,000 for the years ended December 31, 1997,
         1996, and 1995, respectively. The lease expires on April 30, 1999.

         In the normal course of business, there are outstanding commitments, such as commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. These commitments involve elements of credit and interest rate risk. Management does not anticipate any loss will result from such commitments.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         As of December 31, 1997, amounts committed to extend credit under normal lending agreements aggregated approximately $134,638,000. Management reviews the risk associated with these credits in evaluating the overall adequacy of the allowance for possible loan losses. Additionally, there are approximately $4,193,000 in outstanding standby letters of credit which, in effect, are guarantees of obligations of customers.

         The Company, through the Subsidiary Banks, has borrowing lines of approximately $51,000,000 with primary correspondent banks. There were no borrowings outstanding under these lines as of December 31, 1997 and 1996.

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

         Following are the Company's and the  Subsidiary  Banks'  risk-based and leverage capital ratios as of December 31, 1997:
-------------------------------------------------------------------------------------------------------------------
Risk Based Capital Ratio
As of December 31, 1997
-------------------------------------------------------------------------------------------------------------------
                                            Company                  South Valley                  First National
(Dollars in thousands)                  Amount       Ratio        Amount          Ratio       Amount         Ratio
-------------------------------------------------------------------------------------------------------------------
Tier 1 capital                         $68,925      13.58%       $17,592         11.71%      $44,601        12.81%
Tier 1 capital minimum
   requirement                          20,295       4.00%         6,009          4.00%       13,929         4.00%
-------------------------------------------------------------------------------------------------------------------
      Excess                            48,630       9.58%        11,583          7.71%       30,672         8.81%
===================================================================================================================
Total capital                           73,191      14.43%        19,337         12.87%       47,116        13.53%
Total capital minimum
    requirement                         40,589       8.00%        12,017          8.00%       27,858         8.00%
-------------------------------------------------------------------------------------------------------------------
      Excess                            32,602       6.43%         7,320          4.87%       19,258         5.53%
===================================================================================================================
Risk-adjusted assets                  $507,363                  $150,216                    $348,220
===================================================================================================================



                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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
===================================================================================================================

         As  indicated  in  the  table  above,  the  Company's   capital  ratios
         significantly  exceeded the minimum  capital levels required by current federal  regulations.  Management  believes  that the  Company  and the
         Subsidiary Banks will continue to meet their respective minimum capital requirements in the foreseeable future.
--------------------------------------------------------------------------------------------------------------------
Leverage Capital Ratio
December 31, 1997
                                               Company                 South Valley               First National
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                   Amount        Ratio        Amount          Ratio        Amount       Ratio
--------------------------------------------------------------------------------------------------------------------
Tier 1 capital to quarterly average
    Total assets (Leverage Ratio)       $68,925        9.17%       $17,592          8.03%       $44,601       8.49%
Minimum leverage requirement          22,543 to     3.00% to      6,575 to       3.00% to     15,761 to    3.00% to
                                         37,572        5.00%        10,958          5.00%        26,268       5.00%
--------------------------------------------------------------------------------------------------------------------
      Excess                          31,353 to     4.17% to      6,634 to       3.03% to     18,333 to    3.49% to
                                         46,382        6.17%        11,017          5.03%        28,840       5.49%
====================================================================================================================
Total quarterly average assets         $751,439                   $219,168                     $525,357
====================================================================================================================

December 31, 1996                               Company                 South Valley               First National
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                   Amount        Ratio        Amount          Ratio        Amount       Ratio
--------------------------------------------------------------------------------------------------------------------
Tier 1 capital to quarterly average
    Total assets (Leverage Ratio)       $63,469       10.55%       $16,096          8.61%       $42,034      10.29%
Minimum leverage requirement          18,045 to     3.00% to      5,611 to       3.00% to     12,255 to    3.00% to
                                         30,075        5.00%         9,351          5.00%        20,425       5.00%
--------------------------------------------------------------------------------------------------------------------
      Excess                          33,394 to     5.55% to      6,745 to       3.61% to     21,609 to    5.29% to
                                         45,424        7.55%        10,485          5.61%        29,779       7.29%
====================================================================================================================
Total quarterly average assets         $601,496                   $187,024                     $408,502
====================================================================================================================

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14)     Pacific Capital Bancorp (Parent Company Only)

         The following are the financial statements of Pacific Capital Bancorp:

--------------------------------------------------------------------------------
                                 BALANCE SHEETS
Years ended December 31,
--------------------------------------------------------------------------------
(In thousands)                                             1997            1996
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                  $538            $937
Loans                                                         -           1,042
Premises and equipment, net                               3,500           3,022
Investment in subsidiaries                               65,826          58,178
Other assets                                              5,360             910
--------------------------------------------------------------------------------
Total Assets                                            $75,224         $64,089
================================================================================
Liabilities and Shareholders' Equity
Liabilities                                              $2,666            $443
Shareholders' equity                                     72,558          63,646
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity              $75,224         $64,089
================================================================================


--------------------------------------------------------------------------------
                              STATEMENTS OF INCOME
Years ended December 31,
--------------------------------------------------------------------------------
(In thousands)                                          1997      1996     1995
--------------------------------------------------------------------------------
Equity in undistributed income of subsidiaries        $6,211    $3,061   $6,010
Cash dividends received from bank subsidiaries         4,799     3,993      882
Interest income and fees on loans                         36       136      214
Other expenses                                         (899)   (1,151)    (495)
--------------------------------------------------------------------------------
   Net income                                        $10,147    $6,039   $6,611
================================================================================

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            STATEMENTS OF CASH FLOWS
Years ended December 31,
----------------------------------------------------------------------------------------------------------
(In thousands)                                                                1997        1996        1995
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                              $ 10,147    $  6,039    $  6,611
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Equity in undistributed net income of subsidiaries                   (11,010)     (7,054)     (6,892)
      Dividends received from subsidiaries                                   4,799       3,993         882
      Increase in other assets                                              (4,450)       (341)        (68)
      Increase (decrease) in other liabilities                               2,223         140         (34)
----------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                             1,709       2,777         499
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net change in loans                                                        1,042         107       1,931
  Capital expenditures                                                        (386)     (1,157)       (493)
----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                     656      (1,050)      1,438
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repurchase and retirement of stock                                          (456)       (605)       (111)
  Proceeds from stock options exercised                                        410         284         158
  Cash paid for fractional shares                                              (40)        (21)        (15)
  Cash paid for dividends                                                   (2,678)     (2,053)     (1,684)
----------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                (2,764)     (2,395)     (1,652)
----------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                          (399)       (668)        285
Cash and cash equivalents at beginning of year                                 937       1,605       1,320
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $    538    $    937    $  1,605
==========================================================================================================
Supplemental disclosures:
   Noncash investment and financing activities:
      Transfer from retained earnings to common stock
        due to stock dividend                                             $  9,000    $  5,348    $  3,132
==========================================================================================================

         The ability of the Company to pay dividends will largely depend upon the dividends paid to it by the Subsidiary Banks. There are legal limitations on the ability of the Subsidiary Banks to provide funds to the Company in the form of loans, advances, or dividends. Under the National Bank Act, the Subsidiary Banks may not declare dividends in any calendar year that exceeds certain legal limitations. The approximate amount of restricted equity of the Subsidiary Banks as of December 31, 1997 was $47,826,000.

                             PACIFIC CAPITAL BANCORP

                      Management's Discussion and Analysis

                                      1997

This document may contain forward-looking statements that are subject to risks and uncertainties, including, but not limited to the local economy, the real estate market in California, and other factors beyond the Company's control. Such risks and uncertainties could cause actual results to differ materially from those indicated. For a discussion of factors that could cause actual results to differ, please see the discussion contained herein. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers are also encouraged to review the
Company's   publicly   available   filings  with  the  Securities  and  Exchange
Commission.

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

The following sections set forth a discussion of the significant operating changes, business trends, financial condition, earnings, capital position, and liquidity that have occurred in the three-year period ended December 31, 1997, together with an assessment, when considered appropriate, of external factors that may affect the Company in the future. This discussion should be read in conjunction with the Company's consolidated financial statements and notes on pages _____ of this annual report.

Summary of Financial Results

Net income for 1997 was $10,147,000 or $2.28 per share, an increase of $4,108,000 or $0.92 per share from 1996. This increase in net income is due to an increase in net interest income of $5,191,000 or 16.9% over 1996. In addition, results from the year ended December 31, 1996 contained merger-related expenses incurred relating to the merger with South Valley Bancorporation. Net income for 1996 excluding the one-time merger-related expenses was $7,540,000 or $1.69 per share and represented an increase of $929,000 or $0.19 per share over results for 1995.

In 1997 the Company paid four cash dividends of $0.165 in March, June, September, and December. In 1996, the Company distributed three $0.15 cash dividends in March, June, September and December. In addition, the Company distributed a 5% stock dividend in each of the years in the three year period ended December 31, 1997. Earnings per share amounts have been retroactively restated to reflect these stock dividends. The return on average shareholders' equity was 14.8% in 1997, compared to 9.6% in 1996 and 11.4% in 1995.

The Company believes that the economies in which it operates, Monterey, Santa Cruz, Santa Clara, and San Benito Counties, have experienced strong growth and favorable economic activity in the past three years. Signs of the strength in these local economies include sustained quality loan demand and strong deposit growth. On a national scale, the Company is forecasting a relatively flat interest rate environment due to minimal inflation prospects and very modest growth.

Certain information concerning the Company's average balances, yields and rates on average interest-earning assets and interest-bearing liabilities is set forth in the following table. Interest yields and amounts earned include net loan fees of $1,312,000, $1,211,000, and $1,152,000 in 1997, 1996, and 1995, respectively.

                                                  AVERAGE BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------
                                            1997                        1996                          1995
                               Average   Yield/  Interest Average   Yield/   Interest   Average   Yield/   Interest
(Dollars in thousands)         Balance    Rate    Amount  Balance    Rate     Amount    Balance    Rate     Amount
---------------------------------------------------------------------------------------------------------------------
Assets
Earning assets
 Investment securities:
  Taxable                      $144,331     6.4%   $9,239 $124,709      6.1%    $7,645   $95,408      5.7%    $5,455
  Non-taxable                    13,247     4.9%      651   14,966      5.0%       750    17,529      5.2%       903
  Federal funds sold             46,211     5.4%    2,482   34,267      5.3%     1,805    35,564      5.3%     1,871
---------------------------------------------------------------------------------------------------------------------
Total investment securities     203,789     6.1%   12,372  173,942      5.9%    10,200   148,501      5.5%     8,229

Loans                           411,546     9.9%   40,843  332,421     10.2%    33,758   290,265     10.5%    30,449
---------------------------------------------------------------------------------------------------------------------

Total earning assets            615,335     8.6%   53,215  506,363      8.7%    43,958   438,760      8.8%    38,678
Non-earning assets
  Premises and equipment         15,270                     14,769                        13,201
  Other                          46,886                     47,554                        44,040
---------------------------------------------------------------------------------------------------------------------

Total non-earning assets         62,156                     62,323                        57,241
---------------------------------------------------------------------------------------------------------------------

Total assets                   $677,491                   $568,686                      $496,007
=====================================================================================================================

Liabilities and
Shareholders' Equity
 Interest-bearing deposits:
  Demand                        $85,769     1.0%     $846  $77,306      1.1%      $846   $87,916      1.7%    $1,502
  Savings and money market      169,577     2.9%    4,844  168,553      2.8%     4,664   140,209      2.8%     3,913
  Time certificates             214,664     5.4%   11,666  146,359      5.3%     7,782   108,026      5.1%     5,507
  Other interest-bearing            522     5.6%       29      716      3.8%        27     1,030      4.8%        49
     liabilities
---------------------------------------------------------------------------------------------------------------------

Total                           470,532     3.7%   17,385  392,934      3.4%    13,319   337,181      3.3%    10,971
Non interest-bearing deposits
And other liabilities:
  Demand, non                   134,943                    109,615                        95,824
     interest-bearing
  Other liabilities               3,663                      3,031                         4,819
  Shareholder's equity           68,353                     63,106                        58,183
---------------------------------------------------------------------------------------------------------------------

Total                           206,959                    175,752                       158,826
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY           $677,491                   $568,686                      $496,007
=====================================================================================================================

NET INTEREST INCOME                               $35,830                      $30,639                       $27,707
NET INTEREST MARGIN                         5.8%                        6.1%                          6.3%
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


Net Interest Income

Net interest income, the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds, is the principal component of the Company's earnings. The preceding table shows the composition of average earning assets and average interest-bearing liabilities, average yields and rates, and the net interest margin for 1995 through 1997. Interest income increased $9,257,000 or 21.1% from $43,958,000 in 1996 to $53,215,000 in 1997, after increasing $5,280,000 or 13.7% from 1995 to 1996. The increases in 1997 and 1996 are the result of higher average loan and investment volumes partially offset by a slightly lower yield on the loan portfolio. Total interest and fees produced a 8.6% yield on average earning assets in 1997, compared to 8.7% and 8.8% yields on average earning assets in 1996 and 1995, respectively.

Total interest expense for 1997 was $17,385,000, an increase of $4,066,000 or 30.5% over 1996, compared to an increase of $2,348,000 or 21.4% from 1995 to 1996. The Company's cost of funds experienced an increase of 0.3% from 1996 to 1997 and an increase of 0.1% from 1995 to 1996. The cost of funds increase in 1997 was due primarily to a change in the mix of deposits. The increase in 1996 over 1995 was due to the prevailing rising interest rate environment.

The Company's net yield on interest-earning assets is affected by changes in the
rates   earned  and  paid  and  the  volume  of   interest-earning   assets  and
interest-bearing  liabilities.  The  impact of changes in volume and rate on net interest  income  in 1997  and 1996 is shown  in the  following  table.  Changes attributable to both volume and rate have been allocated to rate.
---------------------------------------------------------------------------------------------------------------------
                                                      1997 Compared to 1996                 1996 Compared to 1995
(In thousands)                            Volume          Rate        Total        Volume         Rate         Total
---------------------------------------------------------------------------------------------------------------------
Investment securities
   Taxable                                $1,203          $391       $1,594        $1,675         $515        $2,190
   Non-taxable                               (86)          (13)         (99)         (132)         (21)         (153)
   Federal funds sold                        629            48          677           (68)           2           (66)
Loans                                      8,035          (950)       7,085         4,708       (1,399)        3,309
---------------------------------------------------------------------------------------------------------------------
      Total                                9,781          (524)       9,257         6,183         (903)        5,280
---------------------------------------------------------------------------------------------------------------------
Demand, interest bearing                      93           (93)           -          (181)        (475)         (656)
Savings                                       28           152          180           791          (40)          751
Time certificates                          3,632           252        3,884         1,954          321         2,275
Fed funds purchased                           (7)            9            2           (15)          (7)          (22)
---------------------------------------------------------------------------------------------------------------------
      Total                                3,746           320        4,066         2,549         (201)        2,348
---------------------------------------------------------------------------------------------------------------------
Increase in net interest income           $6,035         $(844)      $5,191        $3,634        $(702)       $2,932
=====================================================================================================================

Earning Assets

Outstanding total loans averaged $411,546,000 in 1997 compared to $332,421,000 during 1996. This represents an increase of $79,125,000 or 23.8%, compared to an increase of $42,156,000 or 14.5% from 1995 to 1996. The increase in total loans outstanding during 1997 is due to increased loan demand from qualified borrowers and is reflective of the strength of the economy in most of the primary markets which the Company serves. The table on the following page summarizes the composition of the loan portfolio as of December 31:

---------------------------------------------------------------------------------------------------------------
(In thousands)                                  1997          1996           1995           1994          1993
---------------------------------------------------------------------------------------------------------------
Commercial                                  $110,595      $113,428        $82,583        $77,402       $63,926
Real Estate - construction                    41,863        38,014         32,409         39,352        26,799
Real Estate - mortgage                       227,367       195,417        154,572        144,687       146,675
Consumer                                      24,677        22,509         25,604         22,907        22,185
Other                                         14,791        19,360          5,727          6,004         6,318
---------------------------------------------------------------------------------------------------------------
        Total                               $419,293      $388,728       $300,895       $290,352      $265,903
===============================================================================================================

The Company lends primarily to small- and medium-sized businesses within its markets, which is comprised principally of Monterey, Santa Cruz, Santa Clara, and San Benito Counties.

A majority of the Company's loan portfolio consists of loans secured by commercial, industrial, and residential real estate. As of December 31, 1997, real estate mortgage and construction loans represented $269,230,000 or 64.2% of total loans, compared to $233,431,000 or 60.0% of total loans at December 31, 1996.

Real  estate   mortgage   loans  included   commercial   real  estate  loans  of
approximately $175,684,000, one-to-four family home loans of approximately $25,374,000, equity lines of credit of approximately $19,462,000, multifamily dwelling loans of approximately $4,334,000 and farm land loans of approximately $2,513,000. Construction loans totaled $41,863,000 or 10.0% of the loan portfolio as of December 31, 1997, which represents an increase of $3,849,000 or 10.1% from December 31, 1996. Management believes that the Bank does not have any significant loss exposure with respect to such loans, due to the Bank's collateral position. In general, advances do not exceed 70% of appraised value on commercial real estate loans and 75% on residential mortgages. Continued emphasis is placed on this policy and, accordingly, appraisals are periodically updated as conditions change.

The Company finances the construction of residential and commercial real estate properties. These loans are all at variable rates, are secured by first deeds of trust on the underlying properties, and generally have maturities of less than 24 months. Repayment is based on a pre-qualification analysis of the borrower's ability to obtain take-out financing. The Company's construction lending has been in areas which management believes to have favorable market conditions. Advances on residential and commercial projects are limited in general to the lower of approximately 75% and 70%, respectively, of cost or appraised value.

Commercial loans not secured by real estate totaled $110,595,000 or 26.4% of the total loan portfolio at December 31, 1997 compared to $113,428,000, or 29.2% of total loans as of December 31, 1996.

Consumer loans increased $2,168,000 or 9.6% during 1997. Consumer loans, as of December 31, 1997, represent 5.9% of the total loan portfolio, compared to 5.8% of the 1996 loan portfolio.

The Company had undisbursed loans totaling $134,638,000 as of December 31, 1997, primarily representing available lines of credit and the unfunded portion of construction loan commitments.

The following  table sets forth the maturity  distribution of the loan portfolio as of December 31, 1997:
----------------------------------------------------------------------------------------------------------
                                                               After one
                                          In one year       year through      After five
(In thousands)                                or less         five years           years            Total
----------------------------------------------------------------------------------------------------------
Commercial                                   $ 93,317            $14,276         $ 3,002         $110,595
Real Estate - construction                     41,101                484             278           41,863
Real Estate - mortgage                        108,888             63,205          55,274          227,367
Consumer                                       11,901             10,398           2,378           24,677
Other                                           3,067              4,962           6,762           14,791
----------------------------------------------------------------------------------------------------------
        Gross loans                          $258,274            $93,325         $67,694         $419,293
==========================================================================================================

The fixed rate loan categories discussed above mature as follows: $14,072,000 in 1998, $9,201,000 in 1999, $10,212,000 in 2000, $20,566,000 in 2001, and
$16,738,000 in 2002, with the remaining $67,694,000 maturing thereafter. The variable loan rate categories discussed above mature as follows: $244,287,000 in 1998, $15,198,000 in 1999, $5,780,000 in 2000, $8,107,000 in 2001, and
$7,438,000 maturing in 2002.

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

The table on the following page presents the interest rate sensitivity of the Company as of December 31, 1997. For any given period, the structure is matched when an equal amount of assets and liabilities reprice. Any excess of assets or liabilities over these matched items results in the gap, or mismatch, shown at the foot of the table. A negative gap indicates liability sensitivity and a positive gap indicates asset sensitivity.


-----------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity as of December 31, 1997
-----------------------------------------------------------------------------------------------------------
                                                       Repricing Opportunity
                                                0 - 90      91 - 180    181 - 365       Over
(In thousands)                                    Days          Days         Days   One Year         Total
-----------------------------------------------------------------------------------------------------------
Federal funds sold                             $26,405            $-           $-         $-       $26,405
Loans                                          216,404        20,202       30,662    163,352       430,620
Taxable investments                             14,501         5,281       18,404    177,650       215,836
Non-taxable investments                            552           228        1,988     11,859        14,627
-----------------------------------------------------------------------------------------------------------
   Total Earning Assets                        257,862        25,711       52,054    352,861       687,488
-----------------------------------------------------------------------------------------------------------
Interest bearing demand                         97,322             -            -          -        97,322
Savings deposits                               161,195             -        6,082      5,874       173,151
Time certificates                               88,242        63,784       82,329      3,921       238,276
-----------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities           346,759        63,784       88,411      9,795       508,749
-----------------------------------------------------------------------------------------------------------
Gap                                          $(88,897)     $(38,073)    $(37,357)   $343,066      $178,739
Cumulative gap                                (88,897)     (126,970)    (164,627)    178,739
===========================================================================================================

The Company has remained flexible in determining the point at which to reprice deposits. This flexibility mitigates the Company's liability sensitive position in the under one year category.

Quality of Loans The Company had net loan charge-offs of $926,000, $723,000 and $586,000 in 1997, 1996 and 1995, respectively. Net charge-offs as a percent of average loans has remained relatively constant over the last three years at 0.23%, 0.22%, and 0.20% for the years ended December 31, 1997, 1996, and 1995, respectively. Over the last five years, the low amount of net charge-offs to average loans is indicative of the continued emphasis placed on credit quality standards in the loan approval process as well as close monitoring of the loan portfolio. The Company's net charge-offs as a percent of average loans have been below most industry averages in each year reflected in the following table.

Management anticipates the Company's charge-off experience in 1998 to be consistent with that experienced in 1997 primarily due to the strength and growth in the local economic areas in which the Company serves. This factor continues to be of importance in assessing the adequacy of the allowance for possible loan losses.

The table on the following page summarizes the actual loan losses and provision for possible loan losses during the last five fiscal years by loan category:


--------------------------------------------------------------------------------------------
Summary of Loan Loss Activity
(In thousands)                                1997      1996       1995      1994      1993
--------------------------------------------------------------------------------------------
Total loans outstanding, end of year      $419,293  $388,728   $300,895  $290,352  $265,903
Average loans during the year              411,546   332,421    290,265   277,263   259,131
Allowance for possible loan losses:
Balance, beginning of year                   3,672     3,710      3,769     3,753     3,479
    Charge-off by loan category
        Commercial                             873       761        480       331       491
        Consumer                                59       188        129       148       327
        Real estate                            211       121        241       186       364
--------------------------------------------------------------------------------------------
           Total                             1,143     1,070        850       665     1,182
--------------------------------------------------------------------------------------------
Recoveries by loan category
        Commercial                             120       239         98       144        62
        Consumer                                24        91         42        37        54
        Real estate                             73        17        124        21        62
--------------------------------------------------------------------------------------------
           Total                               217       347        264       202       178
--------------------------------------------------------------------------------------------
Net charge-offs                                926       723        586       463     1,004
Provision charged to expense                 1,520       685        527       479     1,278
--------------------------------------------------------------------------------------------
Balance, end of year                        $4,266    $3,672     $3,710    $3,769    $3,753
============================================================================================
Ratios:
Net charge-offs to
   average loans                             0.23%     0.22%      0.20%     0.17%     0.39%
Allowance to loans at end of year            1.02%     0.94%      1.23%     1.30%     1.41%
--------------------------------------------------------------------------------------------


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

While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $4,266,000 or 1.02% of total loans as of December 31, 1997, was adequate. This allowance is compared to $3,672,000 or 0.94% in 1996 and $3,710,000 or 1.23% in 1995. The
increase in the allowance for loan losses as a percentage of total loans from 1996 to 1997 was due to the increased provision for loan losses charged to expense in 1997. This increase in the provision was due to the substantial growth in total loans during 1996 and 1997. Management believes that the quality of the loan growth coupled with the decrease in nonperforming loans during this same period warrants the decrease in the level of the allowance relative to the loan portfolio. There are, however, no assurances that in any given period the Company will not sustain charge-offs which are substantial in relation to the size of the allowance. Loans are charged to the allowance for possible loan losses when the loans are deemed uncollectible. It is the policy of management to make additions to the allowance so that it remains adequate to cover anticipated losses inherent in the Company's loan portfolio.

Any allocation or breakdown in the allowance lends an appearance of an exactness which does not exist. Thus, the allocation below should not be interpreted as an indication of expected amounts or categories  where  charge-offs will occur. The allocation  of the  allowance for possible loan losses as of the end of the last five fiscal years is summarized in the table below:
------------------------------------------------------------------------------------------------------------
Allocation of Allowance    1997             1996              1995              1994              1993
------------------------------------------------------------------------------------------------------------
                          Percent of       Percent of        Percent of        Percent of        Percent of
                            loans in         loans in          loans in          loans in          loans in
                                each             each              each              each              each
                            category         category          category          category          category
(Dollars in                 to total         to total          to total          to total          to total
thousands)               $     loans      $     loans       $     loans       $     loans       $     loans
------------------------------------------------------------------------------------------------------------
Balance
applicable to:
Commercial         $1,996    26.38% $1,507    29.18%  $1,395    27.45%  $1,607    26.66%  $1,441     24.99%
Real estate -
construction          302     9.98%    218     9.78%     306    10.77%     590    13.55%     229      4.16%
Real estate -
mortgage            1,716    54.22%  1,516    50.27%   1,708    51.37%   1,216    49.83%   1,785     57.82%
Consumer              249     5.89%    286     5.79%     272     8.51%     333     7.89%     269      7.40%
Other                   3     3.53%    145     4.98%      29     1.90%      26     2.07%      28      2.88%
------------------------------------------------------------------------------------------------------------
   Total           $4,266    100.0% $3,672    100.0%  $3,710    100.0%  $3,769    100.0%  $3,753     100.0%
============================================================================================================

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
--------------------------------------------------------------------------------------
Nonperforming Loans
(In thousands)                                      1997           1996          1995
--------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis         $2,150         $1,564        $2,481
Other loans contractually past due 90 days
   or more                                            43             17           261
Restructured loans                                   174            279           513
--------------------------------------------------------------------------------------
      Total                                       $2,367         $1,860        $3,255
======================================================================================

Loans accounted for on a nonaccrual basis increased in 1997 due to an Agriculture-related commercial loan of $779,000 which was placed on non-accrual status in 1997. Management continues to focus on overall loan quality as well as to resolve significantly past due loans.

The overall coverage of the allowance as a percent of nonperforming loans is 180.2%. The Company's ratio of nonperforming loans to average loans has been below most industry averages in each year reflected in the table above.

The Company does not expect to sustain losses in excess of that provided for in the allowance for possible loan losses. At December 31, 1997, the Company had $174,000 in loans which were troubled debt restructurings and which were not either nonaccrual loans or loans past due 90 days or more and still accruing interest. At December 31, 1997, the Company did not have any loans other than those disclosed as nonaccrual loans, loans past due 90 days or more and still accruing interest and troubled debt restructurings where known information about possible credit problems of the borrowers cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Investments The average balance of Federal Funds Sold (overnight investments with other banks) and other short-term investments (primarily money market mutual funds) was $58,359,000 in 1997, $43,823,000 in 1996, and $42,617,000 in
1995. These investments are maintained primarily for the short-term liquidity needs of the Company. The major factors influencing the levels of required liquidity are loan demand of the Company's customers and fluctuations in the Company's level of deposits. The Company's loan to deposit ratio averaged 68.0% in 1997, compared to 66.2% in 1996, and 67.2% in 1995.

Average total investment securities were $145,430,000 in 1997, an increase of $15,311,000 over the 1996 average. This increase was the result of the growth in average deposits which exceeded the growth in average loans by $23,995,000. As of December 31, 1997, the aggregate market value of the investment portfolio exceeded the book value by $2,097,000. At December 31, 1996, the book value exceeded the market value by $223,000. This increase in the market value of the portfolio was the result of increasing prices in the bond market during the course of 1997. It is the Company's policy not to engage in securities trading transactions. There are no investments in the portfolio deemed to be permanently or temporarily impaired.

--------------------------------------------------------------------------------
                                                                      Estimated
                                  Amortized  Unrealized  Unrealized        fair
(In thousands)                         cost        gain        loss       value
--------------------------------------------------------------------------------
1997
--------------------------------------------------------------------------------
Available-for-sale securities:
   U.S. Treasury and agency         $87,591        $698         $42     $88,247
   State and municipal                9,529         115           2       9,642
   Mortgage-backed securities       121,769       1,363          37     123,095
--------------------------------------------------------------------------------
                                   $218,889      $2,176         $81    $220,984
================================================================================
Held-to-maturity securities:
   State and municipal               $4,985         $32         $70      $4,947
   Mortgage-backed securities
      and other                       2,362          43           5       2,400
--------------------------------------------------------------------------------
                                     $7,347         $75         $75      $7,347
================================================================================
1996
--------------------------------------------------------------------------------
Available-for-sale securities:
   U.S. Treasury and agencies       $64,109        $159        $187     $64,081
   State and municipal                7,233          59          21       7,271
   Mortgage-backed securities        45,470           9         303      45,176
--------------------------------------------------------------------------------
                                   $116,812        $227        $511    $116,528
================================================================================
Held-to-maturity securities:
   State and municipal               $6,449         $55         $42      $6,462
   Mortgage-backed securities
      and other                       3,231          59          11       3,279
--------------------------------------------------------------------------------
                                     $9,680        $114         $53      $9,741
================================================================================

Funding Average total deposits increased $103,120,000 or 20.5% during 1997, compared to an increase of $69,858,000 or 16.2% during 1996 and an increase of $27,928,000 or 6.9% in 1995. Average non-interest bearing deposits increased in 1997 by $25,328,000 or 23.1% compared to an increase of $13,791,000 or 14.4% in
1996, and an increase of $8,908,000 or 10.3% in 1995. Average interest-bearing deposits increased $77,792,000 or 19.8% in 1997, compared with increases of $56,067,000 or 16.7% in 1996 and $19,020,000 or 6.0% during 1995. Total deposit growth in 1998 is expected to continue but may not increase at the same rate or in the same categories. The Company is able to attract deposits by providing interest rates and services competitive with other institutions located in its market area. The Company does not have any brokered deposits or large concentrations with any one customer.

-------------------------------------------------------------------------------
Average Deposits                      1997            1996            1995
-------------------------------------------------------------------------------
                               Average         Average          Average
(Dollars in thousands)         balance  Rate   balance    Rate  balance   Rate
-------------------------------------------------------------------------------
Demand, noninterest-bearing   $134,943     -  $109,615       -  $95,824      -
Demand, interest-bearing        85,769 0.99%    77,306   1.09%   87,916  1.71%
Savings and money market       169,577 2.86%   168,553   2.77%  140,209  2.79%
Time certificates              214,664 5.43%   146,359   5.32%  108,026  5.10%
-------------------------------------------------------------------------------

The table above sets forth information for the last three fiscal years regarding the Company's average deposits and the average rates paid on each of the deposit categories.

The remaining maturities of the Company's certificates of deposit, including public funds, in amounts of $100,000 or more as of December 31, 1997, are indicated in the table below. Interest expense on these certificates of deposit totaled $6,244,000 in 1997.

------------------------------------------------------------------------------
(In thousands)                                                           1997
------------------------------------------------------------------------------
Three month or less                                                   $49,733
Over three through six months                                          32,375
Over six through twelve months                                         33,432
Over twelve months                                                      1,869
------------------------------------------------------------------------------
   Total                                                             $117,409
==============================================================================

Branch Purchase On November 20, 1997, First National Bank purchased certain assets and assumed certain liabilities of the Soledad branch of Bank of America, NT & SA. As a result of this transaction, First National assumed $24,694,000 in deposit liabilities and received $21,449,000 of cash and tangible assets of $1,144,000. The transaction resulted in an intangible asset of $2,076,000, representing the excess of liabilities assumed over the fair value of tangible assets acquired.

Noninterest Income Total noninterest income increased in 1997 to $3,356,000 from $3,160,000 in 1996. The increase was primarily due to a $187,000 increase in service charges and an increase in gains on sales of securities of $57,000 partially offset by a decrease in other income of $43,000. Noninterest income also increased in 1996 by $177,000 as a result of an increase in other income of $181,000 partially offset by a decrease in gains on sales of loans of $64,000.

Noninterest Expense In 1997, total other operating expenses decreased 8.1% to $20,884,000, after an increase of $3,375,000 or 17.4% in 1996. Of the $3,375,000 increase in 1996, $1,972,000 was attributable to merger-related expenses. These costs were primarily within the categories of salaries and benefits, equipment expense, and legal and professional expenses. Salaries and benefits expense in 1997 decreased $549,000 or 4.6% compared to an increase of $1,875,000 or 18.8% in 1996. The decrease in salaries and benefits during 1997 was mainly the result of consolidation of all back-office operations following the merger with South Valley Bancorporation in 1996. The increase in 1996 over 1995 was primarily due to the severance costs related to the merger as well as normal salary increases. As a percentage of average earning assets, salaries and benefits were 1.8% in 1997 compared to 2.3% for 1996 and 1995. The Company employed 285 full-time equivalent employees at year-end 1997.

Occupancy expense increased $215,000 or 10.2% in 1997 compared to an increase of $152,000 or 7.8% in 1996. The increases in 1997 and 1996 were due primarily to the expansion of the Salinas office of First National Bank in 1996, the leasing of additional space to house the Loan Administration center in 1997, and normal rental rate increases.

All other operating  expenses totaled  $7,243,000 in 1997 compared to $8,752,000 in 1996,  a decrease of  $1,509,000  or 17.2%.  This  decrease was mainly due to merger-related  expenses for data  processing  and legal and  professional  fees which were  incurred in 1996.  In 1996,  other  operating  expense  increased by
$1,348,000  or 18.2% over 1995,  again,  the result of  merger-related  costs in
1996.  The major  components of other expenses in dollars and as a percentage of average earning assets are as indicated in the table below.
-------------------------------------------------------------------------------------------------------------
Other Expenses                       1997                      1996                         1995
-------------------------------------------------------------------------------------------------------------
                                          Percentage                  Percentage                  Percentage
                                          of average                  of average                  of average
(Dollars in thousands)         Amount earning assets     Amount   earning assets      Amount  earning assets
-------------------------------------------------------------------------------------------------------------
Salaries and benefits         $11,315          1.83%    $11,864            2.34%      $9,989           2.29%
Occupancy                       2,326          0.38%      2,111            0.42%       1,959           0.45%
Equipment                       1,755          0.29%      2,577            0.51%       1,943           0.45%
Advertising and promotion         864          0.14%        710            0.14%         659           0.15%
Forms and supplies                767          0.12%        563            0.11%         508           0.12%
Legal and professional fees     1,185          0.19%      1,946            0.38%         823           0.19%
Assessments                       222          0.04%        147            0.03%         572           0.13%
Other                           2,450          0.40%      2,809            0.56%       2,899           0.65%
-------------------------------------------------------------------------------------------------------------
 Total                        $20,884          3.39%    $22,727            4.49%     $19,352           4.43%
=============================================================================================================

Year 2000

During 1997, the Company began the implementation of its Year 2000 Plan. The Year 2000 problem, also known as the "Millenium Bug" was created when software engineers, in an attempt to save processing speed and hard disk storage, decided to create a two-digit year field within a date field instead of four. This was done to save on disk space and to maximize processing speed. The two-digit year does not allow the software to determine if '00' is the year 1900 or 2000. The year 2000 issue is very pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the date from 1999 to 2000.

The Company is using both internal and external resources to identify, correct or reprogram and test the systems for year 2000 compliance. It is anticipated that all reprogramming efforts or system changes will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that their systems are year 2000 compliant. Based on a preliminary study, the Company expects to spend approximately $150,000 over the next two years to modify and test its computer systems to allow for transactions in the year 2000 and beyond. The amount expensed in 1997 was not significant.


Income Taxes

The provision for income taxes was $6,635,000 in 1997, compared to $4,348,000 in 1996 and $4,200,000 in 1995. The Company's effective tax rate for 1997 was 39.5%, compared with 41.9% for 1996, and 38.9% for 1995. The increased effective tax rate in 1996 was due to the fact that a majority of the merger-related costs were not tax-deductible.

Capital

Shareholders' equity increased $8,912,000 or 14.0% in 1997. The increase was primarily a result of retention of the Company's 1997 net income and the exercise of stock options, offset in part by a repurchase of outstanding shares and a total cash dividend of $0.66 per share paid during 1997. The Company regularly assesses future capital needs so that it will remain in compliance with the capital adequacy guidelines issued by the Federal Reserve Board for bank holding companies and by the Office of the Comptroller of the Currency (the "OCC") for national banks. The Company's operating plan for 1998 contemplates continued growth in shareholders' equity through the retention of net income.

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

Accordingly, the ultimate impact on the Subsidiary Banks and the Company of a final regulation in this area cannot be predicted at this time.

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

Set forth below are the  Company's  and the  Subsidiary  Banks'  risk-based  and leverage capital ratios as of December 31, 1997:
---------------------------------------------------------------------------------------------------
Risk Based Capital Ratio
As of December 31, 1997
---------------------------------------------------------------------------------------------------
                                    Company               South Valley           First National
(Dollars in thousands)          Amount      Ratio     Amount         Ratio    Amount         Ratio
------------------------------------------------------------------------------------- -------------
Tier 1 capital                 $68,925     13.58%    $17,592        11.71%   $44,601        12.81%
Tier 1 capital minimum
   requirement                  20,295      4.00%      6,009         4.00%    13,929         4.00%
---------------------------------------------------------------------------------------------------
      Excess                    48,630      9.58%     11,583         7.71%    30,672         8.81%
===================================================================================== =============
Total capital                   73,191     14.43%     19,337        12.87%    47,116        13.53%
Total capital minimum
    requirement                 40,589      8.00%     12,017         8.00%    27,858         8.00%
------------------------------------------------------------------------------------- -------------
      Excess                    32,602      6.43%      7,320         4.87%    19,258         5.53%
===================================================================================== =============
Risk-adjusted assets          $507,363              $150,216                $348,220
===================================================================================== =============

As indicated in the table on the previous  page,  the Company's  capital  ratios significantly  exceeded the minimum  capital levels  required by current federal regulations.  Management believes that the Company and the Subsidiary Banks will
continue  to  meet  their  respective   minimum  capital   requirements  in  the
foreseeable future.
----------------------------------------------------------------------------------------------------------
Leverage Capital Ratio
As of December 31, 1997
----------------------------------------------------------------------------------------------------------
                                           Company               South Valley            First National
(Dollars in thousands)               Amount       Ratio      Amount         Ratio       Amount      Ratio
----------------------------------------------------------------------------------------------------------
Tier 1 capital to quarterly
 average total assets
  (leverage ratio)                  $68,925       9.17%     $17,592         8.03%      $44,601      8.49%
Minimum leverage requirement      22,543 to    3.00% to    6,575 to      3.00% to    15,761 to   3.00% to
                                     37,572       5.00%      10,958         5.00%       26,268      5.00%
----------------------------------------------------------------------------------------------------------
      Excess                      31,353 to    4.17% to    6,634 to      3.03% to    18,333 to   3.49% to
                                     46,382       6.17%      11,017         5.03%       28,840      5.49%
==========================================================================================================
Total quarterly average assets     $751,439                $219,168                   $525,357
==========================================================================================================

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

The Company's principal sources of asset liquidity are cash and due from banks, time deposits with other financial institutions, federal funds sold, short-term investments, and marketable investment securities. As of December 31, 1997 these sources represented $306,850,000 or 44.9% of total deposits, compared to 37.0% in 1996 and 44.1% in 1995. The decrease in 1996 reflects the growth within the loan portfolio of which a small portion was funded by maturities in the investment portfolio. Other sources of asset liquidity are maturing loans and borrowing lines of approximately $51,000,000 with primary correspondent banks. There were no borrowings outstanding under these lines as of December 31, 1997.

The Company guarantees the obligations or performance of its customers by issuing standby letters of credit to a third party. These standby letters of credit are frequently issued in support of third-party obligations, such as retail company transactions and travel agency issuances.

The risk involved in issuing standby letters of credit is essentially the same as the credit risk in extending loans to customers, and they are subject to the same credit origination, maintenance, and management procedures in effect to monitor other credit products. As of December 31, 1997 and 1996, outstanding standby letters of credit totaled $4,193,000 and $4,994,000, respectively. The Company does not offer or engage in any other off-balance sheet products such as commitments to purchase and sell foreign exchange, interest rate or currency swaps, or financial futures and options.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and market value and adjust the balance sheet (if necessary) to minimize the inherent risk and maximize income. The Company's exposure to market risk and interest rate risk is reviewed on a regular basis by the
Asset/Liability Committee. Tools used by management include a modified GAP report and an asset/liability simulation model. Management believes that the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time.

         A derivative financial instrument includes futures, forward contracts, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps, or options. The Company is however, party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised.

         The table on the following page represents the change in the Company's Market Value of Portfolio Equity (MVPE) at December 31, 1997 in the event of a sudden and sustained change in interest rates as presented. MVPE is defined as the fair value of assets less the fair value of liabilities on the Company's consolidated balance sheet.

(Dollars in thousands)           Market value of
Change in interest rates        portfolio equity      $ Change    % Change
---------------------------------------------------------------------------
200 Basis points rise                    $90,811          $755       0.84%
100 Basis points rise                     90,434           378       0.42%
Base scenario                             90,056             -       0.00%
100 Basis points decline                  88,950       (1,107)     (1.23%)
200 Basis points decline                  87,873       (2,213)     (2.46%)

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

According to the Company's records, there were 2,063 shareholders as of September 10, 1996. In 1997 the Company paid four cash dividends of $0.165 per share to holders of record on March 14, June 16, September 15, and November 17, payable on March 31, June 30, September 30, and December 1, 1996, respectively. The Company also paid a five percent (5%) stock dividend payable to shareholders of record as of December 1, 1997.

For information regarding restrictions on the payment of dividends see Note 14 to the accompanying consolidated financial Statements.

--------------------------------------------------------------------------------
                          Ranges of Common Stock Prices
--------------------------------------------------------------------------------
                                   1997
--------------------------------------------------------------------------------
Quarter                                                         Low        High
-------------------------------------------------------------------------------
First                                                        $23.10      $27.62
Second                                                        27.02       33.93
Third                                                         30.60       33.10
Fourth                                                        32.74       44.25
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                   1996
--------------------------------------------------------------------------------
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
-------------------------------------------------------------------------------

                                 The Corporation

The Company is a California corporation and bank holding company that was incorporated on January 26, 1983. First National and South Valley, wholly owned subsidiaries of the Company, commenced operations in 1984 and 1983, respectively.

First  National  and South  Valley are  nationally  chartered  commercial  banks
serving  Monterey,   Santa  Cruz,  Santa  Clara  and  San  Benito  Counties  and
surrounding areas in California.
                                                            Registrar & Transfer Agent   Form 10-K
First National Bank of        South Valley                  --------------------------   ----------------------------
Central California            National Bank                 ChaseMellon Shareholder      A Copy of the Company's
Banking Offices               Banking Offices               Services                     Form 10-K as filed with the
----------------------------- ----------------------------- Overpeck Centre              Securities and Exchange
1001 South Main Street        500 Tennant Station           85 Challenger Road           Commission is available,
Salinas, California           Morgan Hill, California       Ridgefield Park, NJ          without charge, upon
93902-1786                    95037                         07660                        written request.
(408) 757-4900                (408) 778-1510                                             Please direct requests to:

495 Washington Street         8000 Santa Teresa Blvd.       Market Makers                Dennis A. DeCius
Monterey, California          Gilroy, California            Hoefer & Arnett, Inc.        Executive Vice President
93942-2718                    95020                         353 Sacramento Street        Chief  Financial Officer
(408) 373-4900                (408) 848-2161                Tenth Floor                  Pacific Capital Bancorp
                                                            San Francisco, California    P.O. Box 1786
307 Main Street               1730 Airline Highway          94111                        Salinas, California
Salinas, California           Hollister, California                                      93902-1786
93902-1786                    95023                         Sandler O'Neill Partners,
(408) 757-4900                (408) 636-5581                LP
                                                            2 World Trade Center         Corporate Counsel
                                                            104th Floor                  Preston, Gates & Ellis LLP
655 Main Street               301 Third Street              New York, New York           One Maritime Plaza
Watsonville, California       San Juan Bautista, Ca.        10048                        Suite 2400
95077-1540                    95045                                                      San Francisco, California
(408) 728-2265                (408) 623-4590                Van Kasper & Co.             94111
                                                            600 California Street
26380 Carmel Rancho Lane                                    Suite 1700                   Certified Public
Carmel, California                                          San Francisco, California    Accountants
93922-2017                                                  94108                        KPMG Peat Marwick LLP
(408) 626-2900                                                                           500 East Middlefield Road
                                                                                         Mountain View, California
695 Front Street                                                                         94043
Soledad, California
93960
(408) 678-2609


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


Date:  March 25, 1998                                PACIFIC CAPITAL BANCORP
       -------------------------------------



                                                     By:  /S/ Clayton C. Larson
                                                     CLAYTON C. LARSON
                                                     President



  /S/ Charles E. Bancroft                            Date:        March 25, 1998
--------------------------------------------
Charles E. Bancroft,
Director



  /S/ Dennis A. DeCius                               Date:        March 25, 1998
--------------------------------------------
Dennis A. DeCius
Executive Vice President
and Chief Financial Officer
(principal financial officer and principal accounting officer)



  /S/ Gene DiCicco                                   Date:        March 25, 1998
--------------------------------------------
Gene DiCicco,
Director



  /S/ Lewis L. Fenton                                Date:        March 25, 1998
--------------------------------------------
Lewis L. Fenton,
Director

  /S/ James L. Gattis                                Date:        March 25, 1998
--------------------------------------------
James L. Gattis,
Director and Secretary


  /S/ Hubert W. Hudson                               Date:        March 25, 1998
--------------------------------------------
Hubert W. Hudson,
Director


 /S/ William H. Pope                                 Date:        March 25, 1998
--------------------------------------------
William H. Pope,
Director


 /S/ William J. Keller                               Date:        March 25, 1998
--------------------------------------------
William J. Keller,
Director


 /S/ Eugene R.Guglielmo                              Date:        March 25, 1998
 -------------------------------------------
Eugene R. Guglielmo,
Director


/S/ Roger C. Knopf                                   Date:        March 25, 1998
--------------------------------------------
Roger C. Knopf,
Director



  /S/ Clayton C. Larson                              Date:        March 25, 1998
--------------------------------------------
Clayton C. Larson,
President and Director



  /S/ William S. McAfee                              Date:        March 25, 1998
--------------------------------------------
William S. McAfee,
Director

  /S/ Robert B. Sheppard                             Date:        March 25, 1998
--------------------------------------------
Robert B. Sheppard,
Director



 /S/ Mary Lou Rawitser                               Date:        March 25, 1998
--------------------------------------------
Mary Lou Rawitser,
Director

                                INDEX TO EXHIBITS

Exhibit                                                             Sequentially
Number                              Exhibit                        Numbered Page
------                              -------                        -------------

  3.1   Articles of incorporation of the Company as amended.  1/         (*)

  3.2   Bylaws of Company as amended.  2/                                (*)

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

 10.4   Lease dated May 1, 1985 by and between the Bank                  (*)
        and Pacific Capital Bancorp. 4/

 10.5   Pacific Capital Bancorp Employee Stock Ownership                 (*)
        Plan and Trust Agreement. 5/

 10.6   Master Equipment Lease Agreement between Bank and                (*)
        Parker North American Corporation. 5/

 10.7   Lease dated September 22, 1986 between                           (*)
        Bank and The Saunders Company.  5/

*/     Not Applicable.


---------------------------------------------------------------------------

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

Exhibit                                                             Sequentially
Number                            Exhibit                          Numbered Page
------                            -------                          -------------

 10.8     Matrix Funding Corporation Master Lease Agreement. 1/         (*)

 10.9     Lease dated January 24, 1989 by and between First             (*)
          National Bank of Monterey County and
          Stanley R. Haynes. 6/

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

-------------

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

 10.24    Pacific Capital Bancorp Directors' Stock Option Plan            (*)
          and Form of Stock Option Agreement. 8/

 10.26    Pacific Capital Bancorp 1984 Stock Option Plan                  (*)
          and Forms of Agreements as amended to date.  8/

 10.30    Business Recovery Services Agreement dated                      (*)
          September 30, 1991 by and between Bank and J.D.B. & Associates, Inc. 8/

 10.31    Consolidated Agreement dated December 17, 1991 by and           (*)
          between Bank and Unisys with Equipment Sale Agreement,
          Software License Agreement and Product License Agreement by and between Bank and information Technology, Inc. 8/

 10.32    Fidelity and Deposit Company of Maryland Directors and          (*)
          Officers Liability Insurance Policy including Bank
          Reimbursement. 8/

 10.33    Fidelity and Deposit Company of Maryland                        (*)
          Financial Institution Bond.  8/

 10.34    Lease dated January 28, 1993 by and between J.W.                (*)
          and R.W.  McClellan, Partners, and First National
          Bank of Central California. 9/

 10.35    Exercise of Lease Option as of September 19, 1992               (*)
          by and between First National Bank of Central
          California and James L. Gattis. 9/

-------------------

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

Exhibit                                                             Sequentially
Number                             Exhibit                         Numbered Page
------                             -------                         -------------

 10.37    Lease dated  November 18, 1993 by and between                   (*)
          Hazel Graven  and  Vines   Stewart  and  First
          National  Bank  of  Central California. 10/

 10.38    Software  License  Agreement for Platform                       (*)
          Transfer Module and Interface  dated  September
          15, 1993 by and between First National   Bank  of
          Central California and Information Technology, Inc. 10/

 10.39    Equipment Sale Agreement dated December 16, 1993 by and        (*)
          between First National Bank of Central California and
          Information Technology, Inc. 10/

 10.40    Asset/Liability Management Software Agreement dated            (*)
          December 31, 1993 by and between First National Bank of
          Central California and Profitstar, Inc. 10/

 10.41    Applications  dated  December 28, 1993 by First                (*)
          National Bank of Central California to become a member of the California Bankers Clearing House Association. 10/

 10.42    Consolidated Agreement for the purchase of computer            (*)
          hardware dated December 20, 1993 by and between First National Bank of Central California and
          Unisys Corporation. 10/

 10.46    Amended Pacific Capital Bancorp 1994 Stock Option Plan         (*)
          and Form of Incentive and Non-Qualified Stock
          Option Agreements. 9/

 10.47    Amendment No. Five to Pacific Capital Bancorp Employee         (*)
          Stock Ownership Plan and Trust. 10/

 10.48    Pacific Capital Bancorp 401(k) Profit Sharing Plan. 10/        (*)

 10.49    Equipment Sale Agreement dated March 22, 1995, by and          (*)
          between First National Bank of Central California and
          Information Technology, Inc. 11/

 10.50    Equipment Sale Agreement dated February 2, 1996, by and        (*)
          between  First National Bank of Central California and
          Information Technology, Inc. 11/

--------------

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

Exhibit                                                             Sequentially
Number                              Exhibit                        Numbered Page
------                              -------                        -------------

 10.51   Standard Form of Agreement between Owner (Pacific              (*)
         Capital Bancorp)  and Contractor (Daniels & House
         Construction Co.) for the renovation of existing building and construction of new addition for First National Bank of Central California at
         1001 S. Main Street, Salinas, CA, 93901, dated
         June 15, 1995. 11/

 10.52   Employee Welfare Benefit Plan Agreement dated                  (*)
         January 1, 1995, between Pacific Capital Bancorp and
         Great-West Life & Annuity Insurance Co. 11/

 10.53   Lease Agreement dated October 29, 1996 by and between          (*)
         James L. Gattis and Pacific Capital Bancorp for property located at 517 S. Main Street, Salinas 12/

 10.57   Employment Agreement dated November 20, 1996 between South     (*)
         Valley National Bank and Brad L. Smith 12/

 10.58   Employment Agreement dated August 26, 1997 between Pacific     (*)
         Capital Bancorp and Clayton C. Larson 13/

 10.59   Employment Agreement dated August 26, 1997 between Pacific     (*)
         Capital Bancorp and D. Vernon Horton 13/

 10.60   Employment Agreement dated August 26, 1997 between Pacific     (*)
         Capital Bancorp and Dennis A. DeCius 13/

 10.61   Employment Agreement dated August 26, 1997 between Pacific     (*)
         Capital Bancorp and Dale R. Diederick 13/

--------------

11/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1995, which are incorporated by reference.

12/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1996, which are incorporated by reference.

13/ Filed as exhibits to the Company's Quarterly Report on Form 10-Q (File No. 0-13528) for the period ended September 30, 1997 which are incorporated by reference.

Exhibit                                                             Sequentially
Number                         Exhibit                             Numbered Page
------                         -------                             -------------


  10.62   Amended and Restated Executive Salary Continuation Agreement    (*)
          dated September 23, 1997 between Pacific Capital Bancorp and Clayton C. Larson 13/

  10.63   Amended and Restated Executive Salary Continuation Agreement    (*)
          dated September 23, 1997 between Pacific Capital Bancorp and
          D. Vernon Horton 13/

  10.64   Amended and Restated Executive Salary Continuation Agreement    (*)
          dated September 23, 1997 between Pacific Capital Bancorp and
          Dennis A. DeCius 13/

  10.65   Amended and Restated Executive Salary Continuation Agreement    (*)
          dated September 23, 1997 between Pacific Capital Bancorp and
          Dale R. Diederick 13/

  10.66 Purchase and Assumption dated September 18, 1997 between First 76 National Bank of Central California and Bank of America, NT & SA



   13.    Pacific Capital Bancorp 1997 Annual Report to Shareholders ---
          (parts  not   incorporated  by  reference  are  furnished  for
          informational purposes only and are not filed herewith).

   21.    Subsidiaries of the Company                                     141

   23.    Opinion of KPMG Peat Marwick LLP                                65

   24.    Consent of KPMG Peat Marwick LLP                                66

   27.    Financial Data Schedule                                         142

-----------

13/ Filed as exhibits to the Company's Quarterly Report on Form 10-Q (File No. 0-13528) for the period ended September 30, 1997 which are incorporated by reference.