Form 10-Q
period 1998-03-31
PACIFIC CAPITAL BANCORP
filed 1998-05-14
CIK 731805

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998

                                       OR

( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________.

Commission File Number   0-13528

                             Pacific Capital Bancorp
                             -----------------------
             (Exact name of registrant as specified in its charter)

         California                                             77-0003875
         ----------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                 1001 S. Main Street, Salinas, California 93901
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (408) 757-4900
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
             (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
  Class                                                           May 13, 1998
  -----                                                           ------------
  Common stock, no par value                                   4,314,591 Shares

This report contains a total of 33 pages.

                         PART I - FINANCIAL INFORMATION

ITEM 1                                                                    PAGE
                                                                          ----

PACIFIC CAPITAL BANCORP AND
SUBSIDIARIES UNAUDITED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                         3

         CONSOLIDATED STATEMENTS OF INCOME                                   4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                               5

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                     6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7-8


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                        8-14



                           PART II - OTHER INFORMATION

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K                                             15

SIGNATURES                                                                   20

                                                               PART 1
                                                   ITEM 1 - FINANCIAL INFORMATION
                                              PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                  March  31,            December 31,
Assets                                                                                                  1998                    1997
                                                                                                   ---------              ---------
Cash and due from banks                                                                            $  44,309              $  49,982
Federal funds sold and other short term investments                                                   69,079                 28,537
                                                                                                   ---------              ---------
      Total cash and equivalents                                                                     113,388                 78,519
Investment securities:
   Available-for-sale securities, at fair value                                                      203,831                220,984
   Held-to-maturity securities, at amortized cost
     (fair value of $6,598 and $7,347, respectively)                                                   6,614                  7,347

Loans available for sale                                                                              11,537                 10,523

Total loans                                                                                          421,422                419,293
   Less allowance for possible loan losses                                                            (4,280)                (4,266)
                                                                                                   ---------              ---------
      Net loans                                                                                      417,142                415,027

Premises and equipment, net                                                                           15,361                 15,331
Accrued interest receivable and other, net                                                            15,601                 16,988
                                                                                                   ---------              ---------

Total assets                                                                                       $ 783,474              $ 764,719
                                                                                                   =========              =========

Liabilities and shareholders' equity

Deposits:
   Demand, non-interest bearing                                                                    $ 154,982              $ 174,649
   Demand, interest bearing                                                                           91,740                 97,322
   Savings and money market                                                                          178,265                173,151
   Time certificates                                                                                 275,638                238,276
                                                                                                   ---------              ---------
      Total deposits                                                                                 700,625                683,398

Accrued interest payable and other liabilities                                                         8,525                  8,763
                                                                                                   ---------              ---------

Total liabilities                                                                                    709,150                692,161

Shareholders' equity:
Preferred stock; 20,000,000 shares authorized and unissued                                              --                     --
Common stock, no par value; 20,000,000 shares authorized;
   4,310,155 and 4,294,403 shares issued and outstanding at
   March 31, 1998  and at December 31, 1997, respectively                                             58,310                 58,434
Retained earnings                                                                                     14,780                 12,852
Accumulated other comprehensive income                                                                 1,234                  1,272
                                                                                                   ---------              ---------

Total shareholders' equity                                                                            74,324                 72,558
                                                                                                   ---------              ---------

Total liabilities and shareholders' equity                                                         $ 783,474              $ 764,719
                                                                                                   =========              =========

See accompanying notes to unaudited consolidated financial statements.

                                              PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 Three months           Three months
                                                                                                        ended                  ended
                                                                                               March 31, 1998         March 31, 1997
                                                                                               --------------         --------------
Interest income:
   Interest and fees on loans                                                                      $   10,369             $    9,531
   Interest on fed funds sold                                                                             635                    309
   Interest on investment securities                                                                    3,521                  2,146
                                                                                                   ----------             ----------
     Total interest income                                                                             14,525                 11,986
                                                                                                   ----------             ----------
Interest expense:
   Interest on deposits                                                                                 4,964                  3,855
   Other                                                                                                    3                      7
                                                                                                   ----------             ----------
     Total interest expense                                                                             4,967                  3,862
                                                                                                   ----------             ----------
     Net interest income                                                                                9,558                  8,124
 Provision for possible loan losses                                                                       345                    285
                                                                                                   ----------             ----------
Net interest income after provision for possible loan losses                                            9,213                  7,839
                                                                                                   ----------             ----------

Other income:
   Service charges                                                                                        751                    620
   Gain on sale of loans                                                                                    5                      6
   Net gain  on securities transactions                                                                     4                   --
   Other                                                                                                  181                    179
                                                                                                   ----------             ----------
     Total other income                                                                                   941                    805
                                                                                                   ----------             ----------

Other expenses:
   Salaries and benefits                                                                                3,145                  2,747
   Occupancy                                                                                              607                    564
   Equipment                                                                                              491                    391
   Advertising and promotion                                                                               45                    152
   Stationary and supplies                                                                                160                    232
   Legal and professional fees                                                                            328                    204
   Regulatory assessments                                                                                  70                     54
   Other operating                                                                                        668                    616
                                                                                                   ----------             ----------
     Total other expenses                                                                               5,514                  4,960

Earnings before income taxes                                                                            4,640                  3,684

Income taxes                                                                                            1,848                  1,442
                                                                                                   ----------             ----------

Net income                                                                                         $    2,792             $    2,242
                                                                                                   ==========             ==========

Basic earnings per share                                                                           $     0.65             $     0.52
                                                                                                   ==========             ==========
Diluted earnings per share                                                                         $     0.62             $     0.50
                                                                                                   ==========             ==========

Weighted average shares outstanding                                                                 4,296,567              4,292,912
Dilutive effect of stock options                                                                      181,848                161,605
                                                                                                   ----------             ----------
Total weighted average diluted shares outstanding                                                   4,478,415              4,454,517
                                                                                                   ==========             ==========

See accompanying notes to unaudited consolidated financial statements.

                                              PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                                Three months            Three months
                                                                                                       ended                   ended
                                                                                              March 31, 1998          March 31, 1997
                                                                                              --------------          --------------
Cash flows from operating activities:
Net income                                                                                         $   2,792              $   2,242
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Depreciation and amortization                                                                         390                    354
   Provision for possible loan losses                                                                    345                    285
   Net originations of loans available for sale                                                       (1,014)                (2,120)
   Gain on sale of loans                                                                                  (5)                    (6)
   Deferral of loan origination fees                                                                     (24)                   (30)
   Change in accrued interest receivable and other assets                                              1,349                   (926)
   Change in accrued interest payable and other liabilities                                             (238)                (2,032)
                                                                                                   ---------              ---------
Net cash provided by (used in) operating activities                                                    3,595                 (2,233)
                                                                                                   ---------              ---------

Investing activities:
   Net increase in loans                                                                              (2,517)                (8,165)
   Recoveries on loans                                                                                    86                     38
   Maturities of investment securities                                                                18,529                  3,553
   Purchases of investment securities                                                                   (643)                (6,504)
   Capital expenditures, net                                                                            (420)                  (457)
                                                                                                   ---------              ---------
Net cash provided by (used in) investing activities                                                   15,035                (11,535)
                                                                                                   ---------              ---------

Financing activities:
   Net increase in deposits                                                                           17,227                 27,241
   Cash paid for retirement of stock                                                                    (875)                  --
   Proceeds from exercise of options                                                                     751                    104
   Cash paid for dividends                                                                              (864)                  (653)
                                                                                                   ---------              ---------
Net cash provided by financing activities                                                             16,239                 26,692
                                                                                                   ---------              ---------

Net increase in cash and equivalents                                                                  34,869                 12,924
Cash and equivalents at beginning of period                                                           78,519                 76,245
                                                                                                   =========              =========
Cash and equivalents at end of period                                                              $ 113,388              $  89,169
                                                                                                   =========              =========

Supplemental disclosures of cash flow information:
    Cash paid during the period
     Interest                                                                                      $   5,432              $   4,248
     Income taxes                                                                                        150                   --

See accompanying notes to unaudited consolidated financial statements.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPRTEHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          Three Months Ended
                                                        March 31,      March 31,
                                                             1998           1997
                                                          -------       -------
Net income                                                $ 2,792       $ 2,242
Net change in unrealized gain on
  available-for-sale securities                               (38)       (1,201)
                                                          -------       -------
Total comprehensive income for the period                 $ 2,754       $ 1,041
                                                          =======       =======

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

         In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at March 31, 1998 and December 31, 1997, the results of its operations, statements of cash flows, and comprehensive income for the periods ended March 31, 1998 and 1997.

         Certain information and note disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year ending December 31, 1998.

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way the public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe it will have a significant impact on its consolidated financial statements.

         In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement amends the disclosure requirements of Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. The statement is not anticipated to have a material impact on the financial condition or results of operations of the Company.

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

Note 3 - Loans to Directors

         In the ordinary course of business, the Company has made loans to directors of the Company and their affiliates, which at March 31, 1998 amounted to approximately $9,847,000.

Note 4 - Commitments

         The Company had outstanding standby letters of credit of approximately $4,868,000 at March 31, 1998.

Note 5 - Net Income Per Share and Dividends

         Net income per share is computed using the weighted average number of shares of common and common equivalent shares outstanding. On January 28 the Company declared a $0.20 per share cash dividends to shareholders of record on March 16, payable on March 31, 1998.

Note 6 - Taxes

         As of March 31, 1998, the Company had a deferred tax asset of approximately $2,977,000. The asset results primarily from the provisions for possible loan losses and depreciation of premises and equipment, which are recognized in the financial statements but are not yet deductible for income tax reporting purposes. Management of the Company believes that the net deferred tax asset is fully realizable through sufficient taxable income within carryback periods and current year taxable income.


                                     PART 1
               ITEM II - PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview of Changes in the Financial Statements

         Net income for the three months ended March 31, 1998 was $2,792,000 or $0.62 diluted earnings per share compared to $2,242,000 or $0.50 diluted earnings per share during the comparable period in 1997. This 24.5% increase in net income is due mainly to a $1,434,000 increase in net interest income. The increase in net interest income is due to growth in average total earning assets of $138,942,000 or 24.9% partially offset by an increase in average interest bearing deposits of $96,783,000 as compared to the comparable 1997 period.

         Outstanding loans were $421,422,000 at March 31, 1998 compared to $419,293,000 at December 31, 1997, a $2,129,000 or 0.5% increase. Federal Funds
Sold and Investment Securities at March 31, 1998 were $279,524,000, a $22,656,000 or 8.8% increase from December 31, 1997. This was primarily due to the increase in total deposits which resulted in an increase in investments in Federal Funds and investment securities.

         The Company's total deposits at March 31, 1998 were $700,625,000 compared to $683,398,000 at December 31, 1997, a $17,227,000 or 2.5% increase.
Non-interest bearing demand deposits decreased $19,667,000, interest bearing demand deposits decreased $5,582,000, while savings and money market deposit accounts increased $5,114,000 and certificates of deposit increased by $37,362,000 during the first three months of 1998. Management believes that the growth in deposits is a result of the overall strength in the local tourism and agribusiness industries. In addition, growth in housing demand and a small influx of businesses moving into the southern Santa Clara County area have contributed to the Company's deposit growth.

         Certain information concerning the Company's average balances, yields, and rates on average interest-earning assets and interest-bearing liabilities is set forth in the following table. Interest yields and amounts earned include net loan fees of $221,000 and $307,000 in 1998 and 1997, respectively.

                                                       AVERAGE BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                            1998                                     1997
                                                        Average      Yield/     Interest     Average         Yield/       Interest
(Dollars in thousands)                                  Balance       Rate       Amount      Balance         Rate          Amount
------------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets:
 Investment securities:
  Taxable                                              $206,252        6.6%      $3,355     $126,269          6.4%        $1,982
  Non-taxable                                            14,129        4.8%         166       13,337          5.0%           165
  Federal funds sold                                     47,439        5.4%         635       24,075          5.2%           309
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                             267,820        6.3%       4,156      163,681          6.1%         2,456

Loans                                                   429,229        9.8%      10,369      394,426          9.8%         9,530
------------------------------------------------------------------------------------------------------------------------------------

Total earning assets                                    697,049        8.5%      14,525      558,107          8.7%        11,986
Non-earning assets:
  Premises and equipment                                 15,340                               15,420
  Other                                                  46,682                               45,592
------------------------------------------------------------------------------------------------------------------------------------

Total non-earning assets                                 62,022                               61,012
------------------------------------------------------------------------------------------------------------------------------------

Total assets                                           $759,071                             $619,119
====================================================================================================================================

Liabilities and Shareholders' Equity
 Interest-bearing deposits:
  Demand                                                $91,598        0.8%        $187      $81,939          1.1%          $220
  Savings and money market                              177,541        3.0%       1,290      162,906          2.8%         1,128
  Time certificates                                     260,915        5.4%       3,486      188,426          5.4%         2,508
  Other interest-bearing liabilities                        522        2.3%           3          666          4.3%             7
------------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                      530,576        3.8%       4,966      433,937          3.6%         3,863
Non interest-bearing deposits
And other liabilities:
  Demand, non interest-bearing                          148,729                              115,163
  Other liabilities                                       5,267                                4,826
  Shareholder's equity                                   74,499                               65,193
------------------------------------------------------------------------------------------------------------------------------------

Total other liabilities                                 228,495                              185,182
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                   $759,071                             $619,119
====================================================================================================================================

NET INTEREST INCOME                                                              $9,559                                   $8,123
NET INTEREST MARGIN                                                    5.6%                                   5.9%
------------------------------------------------------------------------------------------------------------------------------------

The net interest margin is expressed as the percentage of net interest income to average total earning assets. The average balance on non-accrual loans is immaterial as a percentage of total loans and as such has been included in total loans. Non-taxable securities and leases have not been calculated on a tax equivalent basis.


Loans

         Outstanding total loans averaged $429,229,000 for the three months ended March 31, 1998 compared to $394,426,000 for the comparable period in 1997, an increase of $34,803,000, or 8.8%. This increase in loans is due to growth in loan demand from qualified borrowers and reflects stability in most of the primary markets which the Company serves. The Company lends primarily to small and medium sized businesses and consumers within its markets, which are comprised principally of Monterey, Santa Cruz, San Benito, and southern Santa Clara counties.

Quality of Loans

         The composition of non-performing loans as of March 31, 1998 , December 31, 1997, and March 31, 1997 is summarized in the following table.

                              Non-performing Loans
                             (Dollars in Thousands)

                                        March 31,   December 31,       March 31,
                                             1998           1997            1997
                                           ------         ------         ------
Accruing loans
past due 90 days
or more:
      Commercial                           $ --           $   26         $   50
      Consumer                                193             17             41
      Real Estate                            --             --              671
                                           ------         ------         ------
Total                                      $  193         $   43         $  762

Nonaccrual loans:
      Commercial                              765          1,278            418
      Consumer                                 74            106            113
      Real Estate                              66            766          1,019
                                           ------         ------         ------
Total                                      $  905         $2,150         $1,550

Total Non-performing
Loans                                      $1,098         $2,193         $2,312
                                           ======         ======         ======

Non-performing Loans
To Total Loans                               0.26%          0.52%          0.58%

Allowance For Possible
Loan Losses To Total
Non-performing Loans                       389.80%        194.53%        168.99%


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

         The table set forth below summarizes the actual loan losses and provision for possible losses as of and for the periods ended March 31, 1998 , December 31, 1997, and March 31, 1997 :


                                                  Loan Charge-Off/Recovery Activity
                                                       (Dollars in Thousands)

                                                                         Three months               Year             Three months
                                                                             Ended                  Ended                Ended
                                                                         March 31, 1998       December 31, 1997      March 31, 1997
                                                                         --------------       -----------------      --------------
Loans Outstanding, at period end                                           $421,422               $419,293               $396,835

Average Loans                                                              $429,229               $411,546               $394,426

Allowance Balance:
   Beginning Of Period                                                        4,266                  3,672                  3,672

     Charge-Offs By Loan Category:
         Commercial                                                             384                    873                     53
         Consumer                                                                33                     59                      4
         Real Estate                                                           --                      211                     31
                                                                           --------               --------               --------
         Total                                                             $    417               $  1,143               $     88
                                                                           --------               --------               --------

     Recoveries By Loan Category:
         Commercial                                                              49                    120                     32
         Consumer                                                                34                     24                      4
         Real Estate                                                              3                     73                      2
                                                                           --------               --------               --------
         Total                                                             $     86               $    217               $     38
                                                                           --------               --------               --------

   Net Charge-Offs                                                         $    331               $    926               $     50
                                                                           --------               --------               --------

   Provision Charged
   To Expense                                                              $    345               $  1,520               $    285

Allowance Balance
   End Of Period                                                           $  4,280               $  4,266               $  3,907
                                                                           ========               ========               ========

Allowance For Possible
Loan Losses
To Period End Loans                                                            1.02%                  1.02%                  0.98%

Annualized Net Charge-offs
to Average Loans                                                               0.31%                  0.23%                  0.05%


         The provision for possible loan losses charged against earnings is based upon an analysis of the actual migration of loans to losses plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $4,280,000 or 1.02% of total loans was adequate as of March 31, 1998.

Results of Operations


                        Three months ended March 31, 1998
                                  Compared with
                        Three months ended March 31, 1997

         Net income for the three months ended March 31, 1998 was $2,792,000, an increase of $550,000 or 24.5% as compared to the same 1997 period. The increase in net income for the period was due primarily to an increase in net interest income of $1,434,000 partially offset by an increase in non-interest expense of $554,000. The increase in net interest income is due to growth in average total earning assets of $138,942,000 partially offset by an increase in average interest bearing deposits of $96,783,000 compared to the same 1997 period.

         The average balance of interest earning assets during the three months ended March 31, 1998 was $697,049,000, a 24.9% increase over the comparable 1997 period. The Company's average yield on earning assets for the three months ended March 31, 1998 decreased to 8.5% from 8.7% in the comparable 1997 period. Total interest income increased $2,539,000 or 21.2% for the three months ended March 31, 1998 compared to the same 1997 period due to the increase in average interest earning assets.

         Average deposits for the Company for the three months ended March 31, 1998 was $678,783,000, a $130,349,000 or 23.8% increase compared to the same period ended March 31, 1997 . The Company's average cost of funds for the three months ended March 31, 1998 was 3.8% which yielded a net interest margin of 5.6%. This compares to an average cost of funds of 3.6% and a net interest margin of 5.9% for the comparable 1997 period. Interest expense of $4,967,000 for the three months ended March 31, 1998 was $1,105,000 or 28.6% over the comparable 1997 period due to an increase in average interest bearing deposits of $96,783,000 and an increase in the Company's cost of funds of 0.2%. Net interest income for the three months ended March 31, 1998 increased $1,434,000 or 17.7%.

         The Company made a provision to the allowance for possible loan losses of $345,000 in the three months ended March 31, 1998 primarily due to the overall growth experienced within the loan portfolio. An analysis of the loan portfolio completed by the Company indicates that the current allowance for loan losses is adequate based on the Company's calculated provision requirements.

         Total loans charged-off net of recoveries for the three months ended March 31, 1998 amounted to $331,000 compared to $50,000 for the same period in 1997. Annualized net loan charge-offs as a percentage of average loans for the three months ended March 31, 1998 was 0.31% compared to 0.05% for the three months ended March 31, 1997 and 0.23% for the year ended December 31, 1997.

         Total other income was $941,000 for the three months ended March 31, 1998, a $136,000 or 16.9% increase compared to the same period in 1997. Service charges on deposit accounts increased by $131,000 or 21.1% over the comparable period in 1997. Other income increased by $5,000 for the three months ended March 31, 1998, as compared to the same period in 1997.

         Salaries and benefits expense for the three months ended March 31, 1998 was $3,145,000, a $398,000 or 14.5% increase over the comparable 1997 period. This variance resulted primarily from an increase in overall staffing levels to accommodate internal growth as well as regular salary increases and an increase in the accrual for salary continuation plans. The Company employed 267 full time equivalent employees at March 31, 1998 compared to 285 full time equivalent employees at December 31, 1997 and 259 full time equivalent employees at March 31, 1997.

         Total other expenses, excluding salaries and benefits, for the three months ended March 31, 1998 , was $2,369,000, a $156,000 or 7.0% increase from the comparable 1997 period. This was primarily due to increases in equipment expense of $100,000, and an increase in legal and professional expense of $124,000. These increases were partially offset by a decrease in advertising and promotion expense of $107,000 and a decrease in stationery expense of $72,000.

         Applicable income taxes of $1,848,000 for the three months ended March 31, 1998 were $406,000, or 28.2% more than the comparable 1997 period. The Company's effective tax rate for the three months ended March 31, 1998 was 39.8% compared to 39.1% for the same period in 1997.

Year 2000

         During 1997, the Company began the implementation of its Year 2000 Plan. The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for year 2000 readiness. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received by the Company's primary processing vendors that their systems are year 2000 ready. Based on data received so far, the Company anticipates spending approximately $200,000 over the remainder of 1998 and 1999 to modify and test its systems.

Liquidity Management

         Liquidity   represents   the   ability  of  the  Company  to  meet  the
requirements of customer borrowing needs as well as fluctuations in deposit flows.

         The Company manages its liquidity primarily by maintaining investments in overnight fed funds, money market mutual funds, available-for-sale securities, and by maintaining lines of credit with correspondent banks. At March 31, 1998, the total of cash and due from banks, overnight fed funds, money market mutual funds, and available-for-sale securities represented $317,219,000 or 45.3% of total deposits compared to $299,503,000 or 43.8% at year end 1997. This increase in liquid assets for the three months ended March 31, 1998 resulted primarily from an increase in deposits which were invested in fed funds sold and short term investments.

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

         The following tables show the Company's and the Subsidiary Banks' risk-based and leverage capital ratios as of March 31, 1998. The Company's capital ratios significantly exceeded the minimum capital levels required by current federal regulations. Management believes that the Company will continue to meet the respective minimum capital requirements in the foreseeable future.

------------------------------------------------------------------------------------------------------------------------------------
Risk Based Capital Ratio
As of March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                   Company                  South Valley              First National
(Dollars in thousands)                       Amount        Ratio        Amount         Ratio        Amount        Ratio
--------------------------------------- -------------- ------------ ------------- ------------- ------------- ------------
Tier 1 capital                                $70,790       13.72%       $17,529        11.50%       $45,428       12.78%
Tier 1 capital minimum requirement             20,632        4.00%         6,097         4.00%        14,215        4.00%
======================================= ============== ============ ============= ============= ============= ============
      Excess                                   50,158        9.72%        11,432         7.50%        31,213        8.78%
======================================= ============== ============ ============= ============= ============= ============
Total capital                                  75,070       14.55%        19,054        12.50%        48,177       13.56%
Total capital minimum requirement              41,265        8.00%        12,194         8.00%        28,429        8.00%
--------------------------------------- -------------- ------------ ------------- ------------- ------------- ------------
      Excess                                   33,805        6.55%         6,860         4.50%        19,748        5.56%
======================================= ============== ============ ============= ============= ============= ============
Risk-adjusted assets                         $515,811                   $152,419                    $355,368
======================================= ============== ============ ============= ============= ============= ============

------------------------------------------------------------------------------------------------------------------------------------
Leverage Capital Ratio
As of March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                   Company                  South Valley              First National
(Dollars in thousands)                       Amount        Ratio        Amount         Ratio        Amount        Ratio
--------------------------------------- ------------- ------------ -------------- -------------- ------------ -----------
Tier 1 capital to quarterly average
    total assets (leverage ratio)            $70,790        9.35%        $17,529          7.92%      $45,428       8.61%
Minimum leverage requirement               22,703 to     3.00% to       6,640 to       3.00% to    15,822 to    3.00% to
                                              37,838        5.00%         11,066          5.00%       26,370       5.00%
--------------------------------------- ------------- ------------ -------------- -------------- ------------ -----------
      Excess                               32,952 to     4.35% to       6,463 to       2.92% to    19,058 to    3.61% to
                                              48,087        6.35%         10,889          4.92%       29,606       5.61%
======================================= ============= ============ ============== ============== ============ ===========
Total quarterly average assets              $756,764                    $221,319                    $527,402
======================================= ============= ============ ============== ============== ============ ===========


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

PART II -- OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) INDEX TO EXHIBITS

Exhibit                                                            Sequentially
Number                   Exhibit                                   Numbered Page
------                   -------                                   -------------
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

10.4   Lease dated May 1, 1985 by and between the Bank                   (*)
       and Pacific Capital Bancorp. 4/

10.5   Pacific Capital Bancorp Employee Stock Ownership                  (*)
       Plan and Trust Agreement. 5/

10.6   Master Equipment Lease Agreement between Bank and                 (*)
       Parker North American Corporation. 5/

10.7   Lease dated September 22, 1986 between                            (*)
       Bank and The Saunders Company.  5/

*/   Not Applicable.


----------------
1/ Filed as Exhibits 3.1, 10.21 and 10.32, respectively, to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1988, and are incorporated herein by reference.

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

Exhibit                                                            Sequentially
Number                   Exhibit                                   Numbered Page
------                   -------                                   -------------
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

10.19  Prunetree Shopping Center Lease dated June 28, 1988               (*)
       by and between Dennis R. Keith and Pajaro Valley
       Bancorporation. 7/


----------------
6/ Filed as Exhibits 10.20 through 10.24, respectively, to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1989, which are incorporated by reference.

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

10.24  Pacific Capital Bancorp Directors' Stock Option Plan              (*)
       and Form of Stock Option Agreement. 8/

10.26  Pacific Capital Bancorp 1984 Stock Option Plan                    (*)
       and Forms of Agreements as amended to date.  8/

10.30  Business Recovery Services Agreement dated September              (*)
       30, 1991 by and between Bank and J.D.B. & Associates,
       Inc. 8/

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

10.33  Fidelity and Deposit Company of Maryland                          (*)
       Financial Institution Bond.  8/

10.34  Lease dated January 28, 1993 by and between J.W. and R.W.         (*)
       McClellan, Partners, and First National Bank of Central
       California. 9/

10.35  Exercise of Lease Option as of September 19, 1992                 (*)
       by and between First National Bank of Central California and James L. Gattis. 9/


----------------
8/ Filed as Exhibits 10.34 through 10.35 to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991, which are incorporated by reference.

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

Exhibit                                                            Sequentially
Number                   Exhibit                                   Numbered Page
------                   -------                                   -------------
10.37  Lease dated  November 18, 1993 by and between Hazel Graven        (*)
       and  Vines   Stewart  and  First   National  Bank  of
       Central California. 10/

10.38  Software License Agreement for Platform Transfer Module           (*)
       and Interface dated September 15, 1993 by and between First National Bank of Central California and Information
       Technology, Inc. 10/

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

10.46  Amended Pacific Capital Bancorp 1994 Stock Option Plan            (*)
       and Form of Incentive and Non-Qualified Stock Option
       Agreements. 9/

10.47  Amendment No. Five to Pacific Capital Bancorp Employee            (*)
       Stock Ownership Plan and Trust. 10/

10.48  Pacific Capital Bancorp 401(k) Profit Sharing Plan. 10/           (*)

10.49  Equipment Sale Agreement dated March 22, 1995, by and between     (*)
       First National Bank of Central California and
       Information Technology, Inc. 11/

10.50  Equipment Sale Agreement dated February 2, 1996, by               (*)
       and between First National Bank of Central California and Information Technology, Inc. 11/

10.52  Employee Welfare Benefit Plan Agreement dated                     (*)
       January 1, 1995, between Pacific Capital Bancorp and Great-West Life & Annuity Insurance Co. 11/


----------------
9/ Filed as Exhibits to the Company's Registration Statement on Form S-8 (File No. 33-83848) as filed on September 8, 1994, and Amendment No. 1 to Form S-8 as filed on November 15, 1994.

10/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1994, which are incorporated by reference.

11/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1995, which are incorporated by reference.

Exhibit                                                            Sequentially
Number                   Exhibit                                   Numbered Page
------                   -------                                   -------------
10.53  Lease Agreement dated October 29, 1996 by and                     (*)
       between James L. Gattis and Pacific Capital
       Bancorp for property located at 517 S. Main
       Street, Salinas  /12

10.57  Employment Agreement dated November 20, 1996 between South        (*)
       Valley National Bank and Brad L. Smith /12

10.58  Employment Agreement dated August 26, 1997 between Pacific        (*)
       Capital Bancorp and Clayton C. Larson /13

10.59  Employment Agreement dated August 26, 1997 between Pacific        (*)
       Capital Bancorp and D. Vernon Horton /13

10.60  Employment Agreement dated August 26, 1997 between Pacific        (*)
       Capital Bancorp and Dennis A. DeCius /13

10.61  Employment Agreement dated August 26, 1997 between Pacific        (*)
       Capital Bancorp and Dale R. Diederick /13

10.62  Amended and Restated Executive Salary Continuation Agreement      (*)
       dated September 23, 1997 between Pacific Capital Bancorp and
       Clayton C. Larson  /13

10.63  Amended and Restated Executive Salary Continuation Agreement      (*)
       dated September 23, 1997 between Pacific Capital Bancorp and
       D. Vernon Horton /13

10.64  Amended and Restated Executive Salary Continuation Agreement      (*)
       dated September 23, 1997 between Pacific Capital Bancorp and
       Dennis A. DeCius /13

10.65  Amended and Restated Executive Salary Continuation Agreement      (*)
       dated September 23, 1997 between Pacific Capital Bancorp and
       Dale R. Diederick /13

10.67  Executive Salary Continuation Agreement between South Valley       21
       National Bank and Brad L. Smith dated March 24, 1998

  27.  Financial Data Schedule                                            33


       (b)   REPORTS ON FORM 8-K

       No reports were filed on Form 8-K for the quarter ended March 31, 1998


----------------
12/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1996, which are incorporated by reference.

13/ Filed as exhibits to the Company's Quarterly Report on Form 10-Q (File No. 0-13528) for the period ended September 30, 1997 which are incorporated by reference

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         Pacific Capital Bancorp


Date    May 13, 1998                                     /S/ D. Vernon Horton
       -------------                                     --------------------
                                                         D. Vernon Horton
                                                         Chairman of the Board
                                                         Chief Executive Officer



Date    May 13, 1998                                     /S/ Edward J. Czajka
       -------------                                     --------------------
                                                         Edward J. Czajka
                                                         Senior Vice President
                                                         Corporate Controller