Form 10-Q
period 1998-06-30
PACIFIC CAPITAL BANCORP
filed 1998-08-13
CIK 731805

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
         Class                                                  August 12, 1998
         -----                                                  ---------------
         Common stock, no par value                             4,504,083 Shares


This report contains a total of 25 pages.

                         PART I - FINANCIAL INFORMATION

ITEM 1                                                                      PAGE

PACIFIC CAPITAL BANCORP AND
SUBSIDIARIES UNAUDITED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                           3

         CONSOLIDATED STATEMENTS OF INCOME                                     4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                 6

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                       7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          8-9


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                       9 - 17

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                                   17


                           PART II - OTHER INFORMATION

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                         19


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K                                              20

SIGNATURES                                                                    25

                                                               PART 1
                                                   ITEM 1 - FINANCIAL INFORMATION
                                              PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    June 30,           December 31,
                                                                                                        1998                   1997
                                                                                                   --------------------------------
Assets

Cash and due from banks                                                                            $  51,303              $  49,982
Federal funds sold and other short term investments                                                   52,393                 28,537
                                                                                                   --------------------------------
      Total cash and equivalents                                                                     103,696                 78,519
Investment securities:
   Available-for-sale securities, at fair value                                                      226,976                220,984
   Held-to-maturity securities, at amortized cost
     (fair value of $5,667 and $7,347, respectively)                                                   5,644                  7,347

Loans held for sale                                                                                   12,971                 10,523

Total loans held for investment                                                                      438,602                419,293
   Less allowance for possible loan losses                                                            (4,544)                (4,266)
                                                                                                   --------------------------------
      Net loans                                                                                      434,058                415,027

Premises and equipment, net                                                                           15,161                 15,331
Accrued interest receivable and other, net                                                            17,054                 16,988
                                                                                                   --------------------------------

Total assets                                                                                       $ 815,560              $ 764,719
                                                                                                   ================================

Liabilities and shareholders' equity

Deposits:
   Demand, non-interest bearing                                                                    $ 168,550              $ 174,649
   Demand, interest bearing                                                                           95,309                 97,322
   Savings and money market                                                                          184,947                173,151
   Time certificates                                                                                 281,519                238,276
                                                                                                   --------------------------------
      Total deposits                                                                                 730,325                683,398

Accrued interest payable and other liabilities                                                         9,171                  8,763
                                                                                                   --------------------------------

Total liabilities                                                                                    739,496                692,161

Shareholders' equity:
Preferred stock; 20,000,000 shares authorized and unissued                                              --                     --
Common stock, no par value; 20,000,000 shares authorized;
   4,322,687 and 4,294,403 shares issued and outstanding at
   June 30, 1998  and at December 31, 1997, respectively                                              58,444                 58,434
Retained earnings                                                                                     16,769                 12,852
Accumulated other comprehensive income                                                                   851                  1,272
                                                                                                   --------------------------------

Total shareholders' equity                                                                            76,064                 72,558
                                                                                                   --------------------------------

Total liabilities and shareholders' equity                                                         $ 815,560              $ 764,719
                                                                                                   ================================

See accompanying notes to unaudited consolidated financial statements.

                                              PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                  Six months              Six months
                                                                                                       ended                   ended
                                                                                               June 30, 1998           June 30, 1997
                                                                                               -------------------------------------
Interest income:
   Interest and fees on loans                                                                    $    21,271             $    19,996
   Interest on fed funds sold                                                                          1,298                     732
   Interest on investment securities                                                                   6,850                   4,307
                                                                                                 -----------------------------------
     Total interest income                                                                            29,419                  25,035
                                                                                                 -----------------------------------
Interest expense:
   Interest on deposits                                                                               10,141                   7,984
   Other                                                                                                   5                      21
                                                                                                 -----------------------------------
     Total interest expense                                                                           10,146                   8,005
                                                                                                 -----------------------------------
     Net interest income                                                                              19,273                  17,030
 Provision for possible loan losses                                                                      690                     570
                                                                                                 -----------------------------------
Net interest income after provision for possible loan losses                                          18,583                  16,460
                                                                                                 -----------------------------------

Other income:
   Service charges                                                                                     1,480                   1,240
   Gain on sale of loans                                                                                  11                      11
   Net gain (loss) on securities transactions                                                            (14)                     11
   Other                                                                                                 367                     342
                                                                                                 -----------------------------------
     Total other income                                                                                1,844                   1,604
                                                                                                 -----------------------------------

Other expenses:
   Salaries and benefits                                                                               6,231                   5,443
   Occupancy                                                                                           1,201                   1,124
   Equipment                                                                                             972                     828
   Advertising and promotion                                                                             214                     343
   Stationary and supplies                                                                               295                     426
   Legal and professional fees                                                                           693                     421
   Regulatory assessments                                                                                125                     107
   Other operating                                                                                     1,267                   1,232
                                                                                                 -----------------------------------
     Total other expenses                                                                             10,998                   9,924

Earnings before income taxes                                                                           9,429                   8,140

Income taxes                                                                                           3,774                   3,217
                                                                                                 -----------------------------------

Net income                                                                                       $     5,655             $     4,923
                                                                                                 ===================================

Basic earnings per share                                                                         $      1.31             $      1.15
                                                                                                 ===================================
Diluted earnings per share                                                                       $      1.26             $      1.11
                                                                                                 ===================================

Weighted average shares outstanding                                                                4,309,558               4,294,459
Dilutive effect of stock options                                                                     183,881                 148,347
                                                                                                 -----------------------------------
Total weighted average diluted shares outstanding                                                  4,493,439               4,442,806
                                                                                                 ===================================

See accompanying notes to unaudited consolidated financial statements.

                                              PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                Three months            Three months
                                                                                                       ended                   ended
                                                                                               June 30, 1998           June 30, 1997
                                                                                               -------------------------------------
Interest income:
   Interest and fees on loans                                                                    $    10,902             $    10,465
   Interest on fed funds sold                                                                            663                     423
   Interest on investment securities                                                                   3,329                   2,161
                                                                                                 -----------------------------------
     Total interest income                                                                            14,894                  13,049
                                                                                                 -----------------------------------
Interest expense:
   Interest on deposits                                                                                5,177                   4,129
   Other                                                                                                   2                      14
                                                                                                 -----------------------------------
     Total interest expense                                                                            5,179                   4,143
                                                                                                 -----------------------------------
     Net interest income                                                                               9,715                   8,906
 Provision for possible loan losses                                                                      345                     285
                                                                                                 -----------------------------------
Net interest income after provision for possible loan losses                                           9,370                   8,621
                                                                                                 -----------------------------------

Other income:
   Service charges                                                                                       729                     620
   Gain on sale of loans                                                                                   6                       5
   Net gain (loss) on securities transactions                                                            (18)                     11
   Other                                                                                                 186                     163
                                                                                                 -----------------------------------
     Total other income                                                                                  903                     799
                                                                                                 -----------------------------------

Other expenses:
   Salaries and benefits                                                                               3,086                   2,696
   Occupancy                                                                                             594                     560
   Equipment                                                                                             481                     437
   Advertising and promotion                                                                             169                     191
   Stationary and supplies                                                                               135                     194
   Legal and professional fees                                                                           365                     217
   Regulatory assessments                                                                                 55                      53
   Other operating                                                                                       599                     616
                                                                                                 -----------------------------------
     Total other expenses                                                                              5,484                   4,964

Earnings before income taxes                                                                           4,789                   4,456

Income taxes                                                                                           1,926                   1,775
                                                                                                 -----------------------------------

Net income                                                                                       $     2,863             $     2,681
                                                                                                 ===================================

Basic earnings per share                                                                         $      0.66             $      0.62
                                                                                                 ===================================
Diluted earnings per share                                                                       $      0.64             $      0.60
                                                                                                 ===================================

Weighted average shares outstanding                                                                4,315,432               4,295,988
Dilutive effect of stock options                                                                     191,148                 147,939
                                                                                                 -----------------------------------
Total weighted average diluted shares outstanding                                                  4,506,580               4,443,927
                                                                                                 ===================================

See accompanying notes to unaudited consolidated financial statements.

                                              PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                                  Six months             Six months
                                                                                                       ended                  ended
                                                                                               June 30, 1998          June 30, 1997
                                                                                               ------------------------------------
Cash flows from operating activities:
Net income                                                                                         $   5,655              $   4,923
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Depreciation and amortization                                                                         779                    725
   Provision for possible loan losses                                                                    690                    570
   (Gain) (loss) on sale of investment securities, net                                                    14                    (11)
   Net originations of loans available for sale                                                       (2,448)                (2,736)
   Gain on sale of loans                                                                                 (11)                   (11)
   Amortization of loan origination fees, net                                                            (95)                   (90)
   Change in accrued interest receivable and other assets                                               (487)                  (992)
   Change in accrued interest payable and other liabilities                                              419                 (3,584)
                                                                                                   --------------------------------
Net cash provided by (used in) operating activities                                                    4,516                 (1,206)
                                                                                                   --------------------------------

Investing activities:
   Net increase in loans                                                                             (19,742)               (25,481)
   Recoveries on loans                                                                                   116                    113
   Maturities of investment securities                                                                31,974                  8,516
   Purchases of investment securities                                                                (55,408)                (9,029)
   Proceeds from sale of available-for-sale securities                                                19,131                   --
   Capital expenditures, net                                                                            (609)                  (624)
                                                                                                   --------------------------------
Net cash used in investing activities                                                                (24,538)               (26,505)
                                                                                                   --------------------------------

Financing activities:
   Net increase in deposits                                                                           46,927                 60,412
   Cash paid for retirement of stock                                                                    (875)                  --
   Proceeds from exercise of options                                                                     885                    387
   Cash paid for dividends                                                                            (1,738)                (1,315)
                                                                                                   --------------------------------
Net cash provided by financing activities                                                             45,199                 59,484
                                                                                                   --------------------------------

Net increase in cash and equivalents                                                                  25,177                 31,773
Cash and equivalents at beginning of period                                                           78,519                 76,245
                                                                                                   ================================
Cash and equivalents at end of period                                                              $ 103,696              $ 108,018
                                                                                                   ================================

Supplemental disclosures of cash flow information:
    Cash paid during the period
     Interest                                                                                      $   9,996              $   8,137
     Income taxes                                                                                      2,785                  2,450

See accompanying notes to unaudited consolidated financial statements.

                                              PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                                          Six Months Ended
                                                                                                          June 30,         June 30,
                                                                                                             1998              1997
                                                                                                          -------------------------
Net income                                                                                                $ 5,655           $ 4,923
Net change in unrealized gain on available-for-sale securities                                               (413)             (236)
Realized gain (loss) on sale of available-for-sale securities, net of taxes                                    (8)                7
                                                                                                          -------------------------
Total comprehensive income for the period                                                                 $ 5,234           $ 4,694
                                                                                                          =========================


                                                                                                          Three Months Ended
                                                                                                          June 30,         June 30,
                                                                                                             1998              1997
                                                                                                          -------------------------
Net income                                                                                                $ 2,863           $ 2,681
Net change in unrealized gain (loss) on available-for-sale securities                                        (372)              965
Realized gain (loss) on sale of available-for-sale securities, net of taxes                                   (11)                7
                                                                                                          -------------------------
Total comprehensive income for the period                                                                 $ 2,480           $ 3,653
                                                                                                          =========================

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

                  In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at June 30, 1998 and December 31, 1997, the results of its operations, statements of cash flows, and comprehensive income for the periods ended June 30, 1998 and 1997.

                  Certain information and note disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year ending December 31, 1998.

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

                  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this Statement on January 1, 2000. The Company will begin evaluating the impact of its adoption on the Company's consolidated financial statements.

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

Note 3 - Loans to Directors

                  In the ordinary course of business, the Company has made loans to directors of the Company and their affiliates, which at June 30, 1998 amounted to approximately $8,648,000.

Note 4 - Commitments

                  The Company had outstanding standby letters of credit of approximately $4,786,000 at June 30, 1998 .

Note 5 - Net Income Per Share and Dividends

                  Net income per share is computed using the weighted average number of shares of common and common equivalent shares outstanding. On January 28 and April 28, the Company declared a $0.20 per share cash dividend to shareholders of record on March 16 and June 15, payable on March 31 and June 30, 1998, respectively.

Note 6 - Taxes

                  As of June 30, 1998, the Company had a deferred tax asset of approximately $2,399,000. The asset results primarily from the provisions for possible loan losses and other income statement items, which are recognized in the financial statements but are not yet deductible for income tax reporting purposes. Management of the Company believes that the net deferred tax asset is fully realizable through sufficient taxable income within carryback periods and current year taxable income.

Note 7 - Proposed Merger

                  On July 20, 1998, the Company announced the signing of a definitive agreement whereby it would merge with and into Santa Barbara Bancorp in a tax-free exchange to be accounted for as a pooling-of-interests. The agreement provides for shareholders of the Company to receive 1.935 shares, subject to adjustment, of Santa Barbara Bancorp common stock for each outstanding share of Company stock. The transaction is valued at approximately $287.6 million, based on the closing price of Santa Barbara Bancorp on July 17, 1998. The transaction is expected to close in December of 1998.

                  Santa Barbara Bancorp, headquartered in Santa Barbara, is the holding company for Santa Barbara Bank & Trust with 26 banking offices throughout Santa Barbara County and Western Ventura County.


                                     PART 1
               ITEM II - PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Changes in the Financial Statements

         Net income for the six months ended June 30, 1998 was $5,655,000 or $1.26 diluted earnings per share compared to $4,923,000 or $1.11 diluted earnings per share during the comparable period in 1997. This represents an earnings per share increase of 13.6% over 1997. The increase in net income is due mainly to a $2,243,000 increase in net interest income. The increase in net interest income is due to growth in average total earning assets of $136,945,000 or 24.0% partially offset by an increase in average interest bearing deposits of $96,953,000 as compared to the comparable 1997 period.

         Outstanding loans were $438,602,000 at June 30, 1998 compared to $419,293,000 at December 31, 1997, a $19,309,000 or 4.6% increase. Federal Funds
Sold and Investment Securities at June 30, 1998 were $285,013,000, a $28,145,000 or 11.0% increase from December 31, 1997. This was primarily due to the increase in total deposits which resulted in an increase in investments in Federal Funds and investment securities.

         The Company's total deposits at June 30, 1998 were $730,325,000 compared to $683,398,000 at December 31, 1997, a $46,927,000 or 6.9% increase.
Non-interest bearing demand deposits decreased $6,099,000, interest bearing demand deposits decreased $2,013,000, while savings and money market deposit accounts increased $11,796,000 and certificates of deposit increased by $43,243,000 during the first six months of 1998. Management believes that the growth in deposits is a result of the overall strength in the local tourism and agribusiness industries. In addition, growth in housing demand and a small influx of businesses moving into the southern Santa Clara County area have contributed to the Company's deposit growth.

Loans

         Outstanding total loans averaged $436,622,000 for the six months ended June 30, 1998 compared to $404,858,000 for the comparable period in 1997, an increase of $31,764,000, or 7.9%. This increase in loans is due to growth in loan demand from qualified borrowers and reflects stability in most of the primary markets which the Company serves. The Company lends primarily to small and medium sized businesses and consumers within its markets, which are comprised principally of Monterey, Santa Cruz, San Benito, and southern Santa Clara counties.

Quality of Loans

         The composition of non-performing loans as of June 30, 1998 , December 31, 1997, and June 30, 1997 is summarized in the following table.


                              Non-performing Loans
                             (Dollars in Thousands)

                                         June  30,   December 31,      June  30,
                                             1998           1997          1997
                                           ------         ------         ------
Accruing loans past due 90 days or more:
      Commercial                           $   15         $   26         $   17
      Consumer                               --               17             32
      Real Estate                            --             --             --
                                           ------         ------         ------
Total                                      $   15         $   43         $   49

Nonaccrual loans:
      Commercial                              490          1,278            821
      Consumer                                250            106            130
      Real Estate                             200            766            831
                                           ------         ------         ------
Total                                      $  940         $2,150         $1,782

Total Non-performing
Loans                                      $  955         $2,193         $1,831
                                           ======         ======         ======
Non-performing Loans
To Total Loans                               0.22%          0.52%          0.44%
Allowance For Possible
Loan Losses To Total
Non-performing Loans                       475.81%        194.53%        222.62%


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

         The table set forth below summarizes the actual loan losses and provision for possible losses as of and for the periods ended June 30, 1998 , December 31, 1997, and June 30, 1997:

                                                  Loan Charge-Off/Recovery Activity
                                                       (Dollars in Thousands)

                                                                           Six months                Year                Six months
                                                                              Ended                  Ended                 Ended
                                                                          June 30, 1998         December 31,1997       June 30, 1997
                                                                             --------               --------               --------
Loans Outstanding, at period end                                             $438,602               $419,293               $414,018

Average Loans                                                                $436,622               $411,546               $404,858

Allowance Balance:
   Beginning Of Period                                                          4,266                  3,672                  3,672

     Charge-Offs By Loan Category:
         Commercial                                                               421                    873                     91
         Consumer                                                                 106                     59                     24
         Real Estate                                                             --                      211                    166
                                                                             --------               --------               --------
         Total                                                               $    527               $  1,143               $    281
                                                                             --------               --------               --------

     Recoveries By Loan Category:
         Commercial                                                                62                    120                     90
         Consumer                                                                  45                     24                     17
         Real Estate                                                                8                     73                      6
                                                                             --------               --------               --------
         Total                                                               $    115               $    217               $    113
                                                                             --------               --------               --------

   Net Charge-Offs                                                           $    412               $    926               $    168
                                                                             --------               --------               --------

   Provision Charged
   To Expense                                                                $    690               $  1,520               $    570

Allowance Balance
   End Of Period                                                             $  4,544               $  4,266               $  4,074
                                                                             ========               ========               ========

Allowance For Possible
Loan Losses
To Period End Loans                                                              1.04%                  1.02%                  0.98%

Annualized Net Charge-offs
to Average Loans                                                                 0.19                   0.23%                  0.05%

         The provision for possible loan losses charged against earnings is based upon an analysis of the actual migration of loans to losses plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $4,544,000 or 1.04% of total loans was adequate as of June 30, 1998.

Results of Operations


                         Six months ended June 30, 1998
                                  Compared with
                         Six months ended June 30, 1997

         Net income for the six months ended June 30, 1998 was $5,655,000, an increase of $732,000 or 14.9% as compared to the same 1997 period. The increase in net income for the period was due primarily to an increase in net interest income of $2,243,000 partially offset by an increase in non-interest expense of $1,074,000. The increase in net interest income is due to growth in average total earning assets of $136,945,000 partially offset by an increase in average interest bearing deposits of $96,953,000 compared to the same 1997 period.

         The average balance of interest earning assets during the six months ended June 30, 1998 was $708,650,000, a 24.0% increase over the comparable 1997 period. The Company's average yield on earning assets for the six months ended June 30, 1998 decreased to 8.4% from 8.8% in the comparable 1997 period. Total interest income increased $4,384,000 or 17.5% for the six months ended June 30, 1998 compared to the same 1997 period due to the increase in average interest earning assets.

         Average deposits for the Company for the six months ended June 30, 1998 was $690,204,000, a $125,696,000 or 22.3% increase compared to the same period ended June 30, 1997. The Company's average cost of funds for the six months ended June 30, 1998 was 3.8% which yielded a net interest margin of 5.5%. This compares to an average cost of funds of 3.7% and a net interest margin of 6.0% for the comparable 1997 period. Interest expense of $10,146,000 for the six months ended June 30, 1998 was $2,141,000 or 26.8% over the comparable 1997 period due to an increase in average interest bearing deposits of $96,953,000 and an increase in the Company's cost of funds of 0.1%. Net interest income for the six months ended June 30, 1998 increased $2,243,000 or 13.2%.

         The Company made a provision to the allowance for possible loan losses of $690,000 in the six months ended June 30, 1998 primarily due to the overall growth experienced within the loan portfolio. An analysis of the loan portfolio completed by the Company indicates that the current allowance for loan losses is adequate based on the Company's calculated provision requirements.

         Total loans charged-off net of recoveries for the six months ended June 30, 1998 amounted to $412,000 compared to $168,000 for the same period in 1997. Annualized net loan charge-offs as a percentage of average loans for the six months ended June 30, 1998 was 0.19% compared to 0.05% for the six months ended June 30, 1997 and 0.23% for the year ended December 31, 1997.

         Total other income was $1,844,000 for the six months ended June 30, 1998, a $240,000 or 15.0% increase compared to the same period in 1997. Service charges on deposit accounts increased by $240,000 or 19.4% over the comparable period in 1997. The net gain (loss) on securities transactions decreased by $25,000 offset by other income which increased by $25,000 compared to the six months ended June 30, 1997.

         Salaries and benefits expense for the six months ended June 30, 1998 was $6,231,000, a $788,000 or 14.5% increase over the comparable 1997 period. This variance resulted primarily from an increase in overall staffing levels to accommodate internal growth as well as regular salary increases and an increase in the accrual for salary continuation plans. The Company employed 288 full time equivalent employees at June 30, 1998 compared to 285 full time equivalent employees at December 31, 1997 and 259 full time equivalent employees at June 30, 1997.

         Total other expenses, excluding salaries and benefits, for the six months ended June 30, 1998, was $4,767,000, a $286,000 or 6.4% increase from the comparable 1997 period. This was primarily due to increases in equipment expense of $144,000, and an increase in legal and professional expense of $272,000. These increases were partially offset by a decrease in advertising and promotion expense of $129,000 and a decrease in stationery expense of $131,000.

         Applicable income taxes of $3,774,000 for the six months ended June 30, 1998 were $557,000, or 17.3% more than the comparable 1997 period. The Company's effective tax rate for the six months ended June 30, 1998 was 40.0% compared to 39.5% for the same period in 1997.


         Certain information concerning the Company's average balances, yields, and rates on average interest-earning assets and interest-bearing liabilities is set forth in the following table. Interest yields and amounts earned include net loan fees of $527,000 and $732,000 in 1998 and 1997, respectively.


                                                       AVERAGE BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                           1998                                     1997
                                                    Average         Yield/      Interest      Average        Yield/         Interest
(Dollars in thousands)                              Balance         Rate         Amount       Balance         Rate           Amount
------------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets:
 Investment securities:
  Taxable                                           $209,882         6.3%        $  6,525     $125,594        6.4%          $  3,994
  Non-taxable                                         13,887         4.7%             324       13,286        5.0%               327
  Federal funds sold                                  48,259         5.4%           1,298       27,967        5.3%               732
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                          272,028         6.0%           8,147      166,847        6.1%             5,053

Loans                                                436,622         9.8%          21,272      404,858       10.0%            19,982
------------------------------------------------------------------------------------------------------------------------------------

Total earning assets                                 708,650         8.4%          29,419      571,705        8.8%            25,035
Non-earning assets:
  Premises and equipment                              15,307                                    15,393
  Other                                               48,884                                    46,948
------------------------------------------------------------------------------------------------------------------------------------
Total non-earning assets                              64,191                                    62,341
------------------------------------------------------------------------------------------------------------------------------------

Total assets                                        $772,841                                   $634,046
====================================================================================================================================

Liabilities and Shareholders' Equity
 Interest-bearing deposits:
  Demand                                            $ 91,676         1.1%         $    509     $ 82,512       1.1%          $    446
  Savings and money market                           180,212         2.8%            2,504      162,921       2.8%             2,270
  Time certificates                                  266,958         5.4%            7,128      196,460       5.4%             5,268
  Other interest-bearing liabilities                     265         3.8%                5          621       6.8%                21
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                   539,111         3.8%           10,146      442,514       3.7%             8,005
Non interest-bearing deposits
And other liabilities:
  Demand, non interest-bearing                       151,358                                    122,615
  Other liabilities                                    7,169                                      3,200
  Shareholder's equity                                75,203                                     65,717
------------------------------------------------------------------------------------------------------------------------------------

Total other liabilities                              233,730                                    191,532
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                $772,841                                    $634,046
====================================================================================================================================

NET INTEREST INCOME                                                               $ 19,273                                  $ 17,030
NET INTEREST MARGIN                                                  5.5%                                     6.0%
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

Results of Operations


                        Three months ended June 30, 1998
                                  Compared with
                        Three months ended June 30, 1997

         Net income for the three months ended June 30, 1998 was $2,863,000, an increase of $182,000 or 6.8% as compared to the same 1997 period. The increase in net income for the period was due primarily to an increase in net interest income of $809,000 partially offset by an increase in non-interest expense of $520,000. The increase in net interest income is due to growth in average total earning assets of $131,849,000 or 22.4% partially offset by an increase in average interest bearing deposits of $97,133,000 or 21.6% compared to the same 1997 period.

         The average balance of interest earning assets during the three months ended June 30, 1998 was $719,452,000, a 22.4% increase over the comparable 1997 period. The Company's average yield on earning assets for the three months ended June 30, 1998 decreased to 8.3% from 8.9% in the comparable 1997 period. Total interest income increased $1,845,000 or 14.1% for the three months ended June 30, 1998 compared to the same 1997 period due to the increase in average interest earning assets.

         Average deposits for the Company for the three months ended June 30, 1998 was $701,577,000, a $121,580,000 or 21.0% increase compared to the same period ended June 30, 1997. The Company's average cost of funds for the three months ended June 30, 1998 was 3.8% which yielded a net interest margin of 5.4%. This compares to an average cost of funds of 3.7% and a net interest margin of 6.1% for the comparable 1997 period. Interest expense of $5,179,000 for the three months ended June 30, 1998 was $1,036,000 or 25.0% over the comparable 1997 period due to an increase in average interest bearing deposits of $97,133,000 and an increase in the Company's cost of funds of 0.1%. Net interest income for the three months ended June 30, 1998 increased $809,000 or 9.1%.

         The Company made a provision to the allowance for possible loan losses of $345,000 in the three months ended June 30, 1998 primarily due to the overall growth experienced within the loan portfolio. An analysis of the loan portfolio completed by the Company indicates that the current allowance for loan losses is adequate based on the Company's calculated provision requirements.

         Total other income was $903,000 for the three months ended June 30, 1998, a $104,000 or 13.0% increase compared to the same period in 1997. Service charges on deposit accounts increased by $109,000 or 17.6% over the comparable period in 1997. Net gains (losses) on securities transactions decreased by $29,000 partially offset by other income which increased $23,000 compared to the same 1997 period.

         Salaries and benefits expense for the three months ended June 30, 1998 was $3,086,000, a $390,000 or 14.5% increase over the comparable 1997 period. This variance resulted primarily from an increase in overall staffing levels to accommodate internal growth as well as regular salary increases and an increase in the accrual for salary continuation plans.

         Total other expenses, excluding salaries and benefits, for the three months ended June 30, 1998 , was $2,398,000, a $130,000 or 5.7% increase from the comparable 1997 period. This was primarily due to an increase in legal and professional expense of $148,000. This increase was partially offset by a decrease in stationery expense of $59,000 and a decrease in advertising expense of $22,000.

         Applicable income taxes of $1,926,000 for the three months ended June 30, 1998 were $151,000, or 8.5% more than the comparable 1997 period. The Company's effective tax rate for the three months ended June 30, 1998 was 40.2% compared to 39.8% for the same period in 1997.

         Certain information concerning the Company's average balances, yields, and rates on average interest-earning assets and interest-bearing liabilities is set forth in the following table. Interest yields and amounts earned include net loan fees of $306,000 and $425,000 in 1998 and 1997, respectively.

                                                       AVERAGE BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                       1998                                   1997
                                                     Average      Yield/     Interest     Average       Yield/       Interest
(Dollars in thousands)                               Balance       Rate       Amount      Balance        Rate         Amount
------------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets:
 Investment securities:
  Taxable                                              $213,455        6.0%      $3,170     $126,505          6.4%        $2,012
  Non-taxable                                            13,647        4.6%         158       13,236          4.9%           162
  Federal funds sold                                     49,170        5.4%         663       31,886          5.3%           423
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                             276,273        5.8%       3,991      170,627          6.1%         2,597

Loans                                                   443,179        9.9%      10,903      416,976         10.1%        10,452
------------------------------------------------------------------------------------------------------------------------------------

Total earning assets                                    719,452        8.3%      14,894      587,603          8.9%        13,049
Non-earning assets:
  Premises and equipment                                 15,274                               15,366
  Other                                                  50,448                               47,323
------------------------------------------------------------------------------------------------------------------------------------

Total non-earning assets                                 65,722                               62,689
------------------------------------------------------------------------------------------------------------------------------------

Total assets                                           $785,175                             $650,292
====================================================================================================================================

Liabilities and Shareholders' Equity
 Interest-bearing deposits:
  Demand                                                $91,790        1.4%        $322      $83,107          1.1%          $226
  Savings and money market                              182,833        2.7%       1,214      162,955          2.8%         1,143
  Time certificates                                     272,984        5.4%       3,641      204,412          5.4%         2,760
  Other interest-bearing liabilities                        268        3.0%           2        1,064          5.3%            14
------------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                      547,875        3.8%       5,179      451,538          3.7%         4,143
Non interest-bearing deposits
And other liabilities:
  Demand, non interest-bearing                          153,970                              129,523
  Other liabilities                                       7,431                                2,993
  Shareholder's equity                                   75,898                               66,238
------------------------------------------------------------------------------------------------------------------------------------

Total other liabilities                                 237,300                              198,754
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                   $785,175                             $650,292
====================================================================================================================================

NET INTEREST INCOME                                                              $9,715                                   $8,906
NET INTEREST MARGIN                                                    5.4%                                   6.1%
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

Year 2000

         During 1997, the Company began the implementation of its Year 2000 Plan. The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for year 2000 readiness. Since the Company does not utilize any proprietary software, there will be no reprogramming costs for any systems that would be deemed critical. The Company uses third party software to run and operate all mainframe applications and the testing of those systems has been performed and the Company is in the process of verifying all results of that testing. Based on data received so far, the Company anticipates spending approximately $250,000 over the remainder of 1998 and 1999 to modify and test its systems.

         The Company is currently in the process of developing a Contingency Plan as required by the Federal Financial Institutions Examination Council in case of any failure of any critical system. It is anticipated that this Plan will be completed prior to September 1, 1998.

Liquidity Management

         Liquidity   represents   the   ability  of  the  Company  to  meet  the
requirements of customer borrowing needs as well as fluctuations in deposit flows.

         The Company manages its liquidity primarily by maintaining investments in overnight fed funds, money market mutual funds, available-for-sale securities, and by maintaining lines of credit with correspondent banks. At June 30, 1998, the total of cash and due from banks, overnight fed funds, money market mutual funds, and available-for-sale securities represented $330,672,000 or 45.3% of total deposits compared to $299,503,000 or 43.8% at year end 1997. This increase in liquid assets for the six months ended June 30, 1998 resulted primarily from an increase in deposits which were invested in fed funds sold and short term investments.

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

         The following tables show the Company's and the Subsidiary Banks' risk-based and leverage capital ratios as of June 30, 1998. The Company's capital ratios significantly exceeded the minimum capital levels required by current federal regulations. Management believes that the Company will continue to meet the respective minimum capital requirements in the foreseeable future.


------------------------------------------------------------------------------------------------------------------------------------
Risk Based Capital Ratio
As of June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                     Company                South Valley              First National
(Dollars in thousands)                         Amount        Ratio        Amount         Ratio        Amount        Ratio
-------------------------------------------------------------------------------------------------------------------------
Tier 1 capital                               $ 72,980       13.35%      $ 17,169        10.66%      $ 45,590       12.19%
Tier 1 capital minimum
   requirement                                 21,862        4.00%         6,441         4.00%        14,960        4.00%
-------------------------------------------------------------------------------------------------------------------------
      Excess                                   51,118        9.35%        10,728         7.50%        30,630        8.19%
=========================================================================================================================
Total capital                                  77,523       14.18%        18,823        11.69%        48,453       12.96%
Total capital minimum
    requirement                                43,725        8.00%        12,882         8.00%        29,920        8.00%
-------------------------------------------------------------------------------------------------------------------------
      Excess                                   33,798        6.18%         5,941         3.69%        18,533        4.96%
-------------------------------------------------------------------------------------------------------------------------
Risk-adjusted assets                         $546,557                   $161,028                    $374,001
=========================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
Leverage Capital Ratio
As of June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                     Company                South Valley              First National
(Dollars in thousands)                        Amount        Ratio         Amount          Ratio       Amount       Ratio
-------------------------------------------------------------------------------------------------------------------------
Tier 1 capital to quarterly average
    total assets (leverage ratio)            $72,980        9.32%        $17,169          7.60%      $45,590       8.36%
Minimum leverage requirement               23,488 to     3.00% to       6,778 to       3.00% to    16,369 to    3.00% to
                                              39,147        5.00%         11,296          5.00%       27,281       5.00%
-------------------------------------------------------------------------------------------------------------------------
      Excess                               33,833 to     4.32% to       5,873 to       2.60% to    18,309 to    3.36% to
                                              49,492        6.32%         10,391          4.60%       29,221       5.36%
=========================================================================================================================
Total quarterly average assets              $782,941                    $225,926                    $545,628
=========================================================================================================================


         Federal banking laws impose restrictions upon the amount of dividends the Subsidiary Banks may declare to the Company. Federal laws also impose restrictions upon the amount of loans or advances that the Subsidiary Banks may extend to the Company. In management's opinion, these do not affect the ability of the Company to meet its cash obligations.

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk

The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and market value and adjust the balance sheet (if necessary) to minimize the inherent risk and maximize income. The Company's exposure to market risk and interest rate risk is reviewed on a regular basis by the
Asset/Liability Committee. Tools used by management include a modified GAP report and an asset/liability simulation model. Management believes that the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. No significant changes to the market risk or interest rate risk of the Company have occurred since December 31, 1997

         A derivative financial instrument includes futures, forward contracts, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps, or options. The Company is however, party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded on the Company's consolidated balance sheet until the instrument is exercised.

PART II -- OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  (a) The Company's Annual Meeting of Shareholders was held on May 19, 1998.

                  (b) At the Annual Meeting the shareholders voted to:

                       (i) Elect Directors of the Company;


                                                Votes Cast for            Votes
                                                   Election             Withheld
                                                --------------------------------
Charles E. Bancroft                                3,374,265             18,193
Gene DiCicco                                       3,375,031             17,427
Lewis L. Fenton                                    3,375,031             17,427
Gerald T. Fry                                      3,375,031             17,427
Eugene R. Guglielmo                                3,372,834             19,624
James L. Gattis                                    3,375,031             17,424
Stanley R. Haynes                                  3,374,716             17,427
D. Vernon Horton                                   3,372,834             19,624
Hubert W. Hudson                                   3,375,716             17,742
William J. Keller                                  3,375,031             17,427
Roger C. Knopf                                     3,360,873             31,585
Clayton C. Larson                                  3,372,834             19,624
William S. McAfee                                  3,368,573             23,885
William H. Pope                                    3,373,825             18,633
Mary Lou Rawitser                                  3,359,667             32,791
William K. Sambrailo                               3,373,510             18,948
Robert B. Sheppard                                 3,373,825             18,633


                       In the voting for Directors, there were no abstentions and 955,244 broker nonvotes

                  (c) Ratify the appointment of KPMG Peat Marwick LLP as independent public accountants for the 1998 fiscal year;

For                           3,348,166
Against                          10,935
Abstain                          33,356
Broker nonvotes                 955,244

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

 10.4     Lease dated May 1, 1985 by and between the Bank               (*)
          and Pacific Capital Bancorp. 4/

 10.5     Pacific Capital Bancorp Employee Stock Ownership              (*)
          Plan and Trust Agreement. 5/

 10.6     Master Equipment Lease Agreement between Bank and             (*)
          Parker North American Corporation. 5/

 10.7     Lease dated September 22, 1986 between                        (*)
          Bank and The Saunders Company.  5/


*/       Not Applicable.

------------------------
1/ Filed as Exhibits 3.1, 10.21 and 10.32, respectively, to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1988, and are incorporated herein by reference.

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


------------------------

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

 10.32    Fidelity and Deposit Company of Maryland Directors and        (*)
          Officers Liability Insurance Policy including Bank
          Reimbursement. 8/

 10.33    Fidelity and Deposit Company of Maryland                      (*)
          Financial Institution Bond.  8/

 10.34    Lease dated January 28, 1993 by and between J.W. and R.W.     (*)
          McClellan, Partners, and First National Bank of Central
          California. 9/

 10.35    Exercise of Lease Option as of September 19, 1992 by          (*)
          and between First National Bank of Central California and James L. Gattis. 9/


------------------------

8/ Filed as Exhibits 10.34 through 10.35 to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991, which are incorporated by reference.

9/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1993, which are incorporated by reference.

Exhibit                                                             Sequentially
Number                       Exhibit                               Numbered Page
------                       -------                               -------------
 10.37    Lease dated  November 18, 1993 by and between Hazel           (*)
          Graven and Vines Stewart and First National Bank of Central California. 10/

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

 10.52    Employee Welfare Benefit Plan Agreement dated January         (*)
          1, 1995, between Pacific Capital Bancorp and
          Great-West Life & Annuity Insurance Co. 11/

 10.53    Lease Agreement dated October 29, 1996 by and between         (*)
          James L. Gattis and Pacific Capital Bancorp for property located at 517 S. Main Street, Salinas /12


------------------------

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

Exhibit                                                             Sequentially
Number                       Exhibit                               Numbered Page
------                       -------                               -------------
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

 10.67 Executive Salary Continuation Agreement between South Valley (*) National Bank and Brad L. Smith dated March 24, 1998 /14

 10.68 Agreement and Plan of Reorganization between Santa Barbara Bancorp and Pacific Capital Bancorp dated July 20, 1998

 27.      Financial Data Schedule


       (b)   REPORTS ON FORM 8-K

                  No reports were filed on Form 8-K for the quarter ended June 30, 1998


------------------------

12/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1996, which are incorporated by reference.

13/ Filed as exhibits to the Company's Quarterly Report on Form 10-Q (File No. 0-13528) for the period ended September 30, 1997 which are incorporated by reference

14/ Filed as exhibits to the Company's Quarterly Report on Form 10-Q (File No. 0-13528) for the period ended March 31, 1998 which are incorporated by reference

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Pacific Capital Bancorp


Date August 12, 1998                              /S/ D. Vernon Horton
     ----------------                             ------------------------------
                                                  D. Vernon Horton
                                                  Chairman of the Board
                                                  Chief Executive Officer





Date August 12, 1998                              /S/ Edward J. Czajka
     ----------------                             ------------------------------
                                                  Edward J. Czajka
                                                  Senior Vice President
                                                  Corporate Controller