Form 10-Q
period 1998-09-30
PACIFIC CAPITAL BANCORP
filed 1998-11-16
CIK 731805

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC. 20549


(Mark One)

( X ) QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES  EXCHANGE
      ACT OF 1934

For the quarterly period ended   September 30, 1998
                                       OR
(   ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________.


Commission File Number   0-13528
                         -------

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

Yes __X__      No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
         Class                                                November 13, 1998
         -----                                                -----------------
         Common stock, no par value                            4,504,949 Shares

This report contains a total of 25 pages.

                         PART I - FINANCIAL INFORMATION

ITEM 1                                                PAGE

PACIFIC CAPITAL BANCORP AND
SUBSIDIARIES UNAUDITED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                                   3

CONSOLIDATED STATEMENTS OF INCOME                                             4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                         6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                               7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  8-9


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                               10-18

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                18-19


                           PART II - OTHER INFORMATION


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K                                             20

SIGNATURES                                                                   25


                                     PART 1
                         ITEM 1 - FINANCIAL INFORMATION
                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                              September 30, December 31,
Assets                                                            1998         1997
                                                                ---------    ---------
Cash and due from banks                                         $  45,907    $  49,982
Federal funds sold and other short term investments                73,151       28,537
                                                                ---------    ---------
      Total cash and equivalents                                  119,058       78,519
Investment securities:
   Available-for-sale securities, at fair value                   234,584      220,984
   Held-to-maturity securities, at amortized cost
     (fair value of $5,309 and $7,347, respectively)                5,272        7,347

Loans held for sale                                                12,208       10,523

Loans held for investment                                         455,257      419,293
   Less allowance for possible loan losses                         (4,646)      (4,266)
                                                                ---------    ---------
      Net loans                                                   450,611      415,027

Premises and equipment, net                                        14,879       15,331
Accrued interest receivable and other, net                         15,980       16,988
                                                                ---------    ---------

Total assets                                                    $ 852,592    $ 764,719
                                                                =========    =========

Liabilities and shareholders' equity

Deposits:
   Demand, non-interest bearing                                 $ 188,058    $ 174,649
   Demand, interest bearing                                        97,260       97,322
   Savings and money market                                       188,158      173,151
   Time certificates                                              283,036      238,276
                                                                ---------    ---------
      Total deposits                                              756,512      683,398

Accrued interest payable and other liabilities                     11,849        8,763
                                                                ---------    ---------

Total liabilities                                                 768,361      692,161

Shareholders' equity:
Preferred stock; 20,000,000 shares authorized and unissued             --           --
Common stock, no par value; 20,000,000 shares authorized;
   4,504,516 and 4,294,403 shares issued and outstanding at
   September 30, 1998  and at December 31, 1997, respectively      62,201       58,434
Retained earnings                                                  19,128       12,852
Accumulated other comprehensive income                              2,902        1,272
                                                                ---------    ---------

Total shareholders' equity                                         84,231       72,558
                                                                ---------    ---------

Total liabilities and shareholders' equity                      $ 852,592    $ 764,719
                                                                =========    =========

See accompanying notes to unaudited consolidated financial statements.




                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                             Nine months             Nine months
                                                                                                ended                   ended
                                                                                          September 30, 1998      September 30, 1997
                                                                                          ------------------      ------------------
Interest income:
   Interest and fees on loans                                                                    $    32,670             $    30,452
   Interest on fed funds sold                                                                          2,196                   1,544
   Interest on investment securities                                                                  10,447                   6,672
                                                                                                 -----------             -----------
     Total interest income                                                                            45,313                  38,668
                                                                                                 -----------             -----------
Interest expense:
   Interest on deposits                                                                               15,487                  12,494
   Other                                                                                                  12                      24
                                                                                                 -----------             -----------
     Total interest expense                                                                           15,499                  12,518
                                                                                                 -----------             -----------
     Net interest income                                                                              29,814                  26,150
 Provision for possible loan losses                                                                    1,035                     910
                                                                                                 -----------             -----------
Net interest income after provision for possible loan losses                                          28,779                  25,240
                                                                                                 -----------             -----------

Other income:
   Service charges                                                                                     2,270                   1,872
   Gain on sale of loans                                                                                  16                      17
   Net gain (loss) on securities transactions                                                            (12)                     11
   Other                                                                                                 589                     518
                                                                                                 -----------             -----------
     Total other income                                                                                2,863                   2,418
                                                                                                 -----------             -----------

Other expenses:
   Salaries and benefits                                                                               9,354                   8,211
   Occupancy                                                                                           1,842                   1,706
   Equipment                                                                                           1,471                   1,271
   Advertising and promotion                                                                             365                     534
   Stationary and supplies                                                                               426                     600
   Legal and professional fees                                                                         1,082                     658
   Regulatory assessments                                                                                192                     164
   Other operating                                                                                     2,013                   1,814
                                                                                                 -----------             -----------
     Total other expenses                                                                             16,745                  14,958

Earnings before income taxes                                                                          14,897                  12,700

Income taxes                                                                                           5,984                   5,028
                                                                                                 -----------             -----------

Net income                                                                                       $     8,913             $     7,672
                                                                                                 ===========             ===========

Basic earnings per share                                                                         $      2.04             $      1.79
                                                                                                 ===========             ===========
Diluted earnings per share                                                                       $      1.97             $      1.72
                                                                                                 ===========             ===========

Weighted average shares outstanding                                                                4,364,169               4,296,864
Dilutive effect of stock options                                                                     169,281                 151,392
                                                                                                 -----------             -----------
Total weighted average diluted shares outstanding                                                  4,533,450               4,448,256
                                                                                                 ===========             ===========

See accompanying notes to unaudited consolidated financial statements.



                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                             Three months           Three months
                                                                                                  ended                  ended
                                                                                           September 30, 1998     September 30, 1997
                                                                                           ------------------     ------------------
Interest income:
   Interest and fees on loans                                                                      $   11,399             $   10,456
   Interest on fed funds sold                                                                             898                    812
   Interest on investment securities                                                                    3,597                  2,365
                                                                                                   ----------             ----------
     Total interest income                                                                             15,894                 13,633
                                                                                                   ----------             ----------
Interest expense:
   Interest on deposits                                                                                 5,346                  4,510
   Other                                                                                                    7                      3
                                                                                                   ----------             ----------
     Total interest expense                                                                             5,353                  4,513
                                                                                                   ----------             ----------
     Net interest income                                                                               10,541                  9,120
 Provision for possible loan losses                                                                       345                    340
                                                                                                   ----------             ----------
Net interest income after provision for possible loan losses                                           10,196                  8,780
                                                                                                   ----------             ----------

Other income:
   Service charges                                                                                        790                    632
   Gain on sale of loans                                                                                    5                      6
   Net gain (loss) on securities transactions                                                               2                   --
   Other                                                                                                  222                    176
                                                                                                   ----------             ----------
     Total other income                                                                                 1,019                    814
                                                                                                   ----------             ----------

Other expenses:
   Salaries and benefits                                                                                3,123                  2,768
   Occupancy                                                                                              641                    582
   Equipment                                                                                              499                    443
   Advertising and promotion                                                                              151                    191
   Stationary and supplies                                                                                131                    174
   Legal and professional fees                                                                            389                    237
   Regulatory assessments                                                                                  67                     57
   Other operating                                                                                        746                    582
                                                                                                   ----------             ----------
     Total other expenses                                                                               5,747                  5,034

Earnings before income taxes                                                                            5,468                  4,560

Income taxes                                                                                            2,210                  1,811
                                                                                                   ----------             ----------

Net income                                                                                         $    3,258             $    2,749
                                                                                                   ==========             ==========

Basic earnings per share                                                                           $     0.73             $     0.64
                                                                                                   ==========             ==========
Diluted earnings per share                                                                         $     0.71             $     0.62
                                                                                                   ==========             ==========

Weighted average shares outstanding                                                                 4,472,205              4,301,597
Dilutive effect of stock options                                                                      130,198                150,052
                                                                                                   ----------             ----------
Total weighted average diluted shares outstanding                                                   4,602,403              4,451,649
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


                                              PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                         Nine months            Nine months
                                                                                            ended                  ended
                                                                                      September 30, 1998     September 30, 1997
                                                                                      ------------------     ------------------
Cash flows from operating activities:
Net income                                                                                     $   8,913              $   7,672
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Depreciation and amortization                                                                   1,168                  1,096
   Provision for possible loan losses                                                              1,035                    910
   (Gain) loss on sale of investment securities, net                                                  12                    (11)
   Net originations of loans available for sale                                                   (1,685)                (3,904)
   Gain on sale of loans                                                                             (16)                   (17)
   Amortization of loan origination fees, net                                                       (228)                   121
   Change in accrued interest receivable and other assets                                          2,638                   (970)
   Change in accrued interest payable and other liabilities                                        3,102                 (2,291)
                                                                                               ---------              ---------
Net cash provided by (used in) operating activities                                               14,939                  2,606
                                                                                               ---------              ---------

Investing activities:
   Net increase in loans                                                                         (36,562)               (18,311)
   Recoveries on loans                                                                               171                    162
   Maturities of investment securities                                                            45,652                 14,799
   Purchases of investment securities                                                            (76,610)               (49,945)
   Proceeds from sale of available-for-sale securities                                            19,421                   --
   Capital expenditures, net                                                                        (716)                  (752)
                                                                                               ---------              ---------
Net cash used in investing activities                                                            (48,644)               (54,047)
                                                                                               ---------              ---------

Financing activities:
   Net increase in deposits                                                                       73,114                 99,614
   Cash paid for retirement of stock                                                                (875)                  --
   Proceeds from exercise of options                                                               4,642                    452
   Cash paid for dividends                                                                        (2,637)                (1,984)
                                                                                               ---------              ---------
Net cash provided by financing activities                                                         74,244                 98,082
                                                                                               ---------              ---------

Net increase in cash and equivalents                                                              40,539                 46,641
Cash and equivalents at beginning of period                                                       78,519                 76,245
                                                                                               ---------              ---------
Cash and equivalents at end of period                                                          $ 119,058              $ 122,886
                                                                                               =========              =========

Supplemental disclosures of cash flow information:
    Cash paid during the period
     Interest                                                                                  $  15,304              $  12,824
     Income taxes                                                                                  3,735                  4,115

See accompanying notes to unaudited consolidated financial statements.



                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                            Nine months ended
                                                                                                   September 30,      September 30,
                                                                                                            1998               1997
                                                                                                  ----------------------------------
Net income                                                                                               $  8,913           $  7,672
Net change in unrealized gain on available-for-sale securities                                              1,630                457
Realized gain (loss) on sale of available-for-sale securities, net of taxes                                   (12)                11
                                                                                                         --------           --------
Total comprehensive income for the period                                                                $ 10,531           $  8,140
                                                                                                         ========           ========



                                                                                                            Three months ended
                                                                                                   September 30,      September 30,
                                                                                                            1998               1997
                                                                                                  ----------------------------------
Net income                                                                                               $  3,258           $  2,749
Net change in unrealized gain (loss) on available-for-sale securities                                       2,150                686
Realized gain (loss) on sale of available-for-sale securities, net of taxes                                     2                 --
                                                                                                         --------           --------
Total comprehensive income for the period                                                                $  5,410           $  3,435
                                                                                                         ========           ========

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
Note 1 -   Basis of Presentation

                  In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at September 30, 1998 and December 31, 1997, the results of its operations, statements of cash flows, and comprehensive income for the periods ended September 30, 1998 and 1997.

                  Certain information and note disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year ending December 31, 1998.

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

                  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this Statement on January 1, 2000. At this time, the Company does not expect this statement to have a material impact on the financial condition or results of operations of the Company.

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

Note 3 -   Loans to Directors

                  In the ordinary course of business, the Company has made loans to directors of the Company and their affiliates, which at September 30, 1998 amounted to approximately $6,562,000.

Note 4 - Commitments

                  The Company had outstanding standby letters of credit of approximately $3,861,000 at September 30, 1998.

Note 5 - Net Income Per Share and Dividends

                  Net income per share is computed using the weighted average number of shares of common and common equivalent shares outstanding. On January 28, April 28, and July 28, the Company declared a $0.20 per share cash dividend to shareholders of record on March 16, June 15, and September 15, payable on March 31, June 30, and September 30, 1998, respectively.

Note 6 - Taxes

                  As of September 30, 1998, the Company had a deferred tax asset of approximately $1,304,000. The asset results primarily from the provisions for possible loan losses and other income statement items, which are recognized in the financial statements but are not yet deductible for income tax reporting purposes. Management of the Company believes that the net deferred tax asset is fully realizable through sufficient taxable income within carryback periods and current year taxable income.

Note 7 - Proposed Merger

                  On July 20, 1998, the Company announced the signing of a definitive agreement whereby it would merge with and into Santa Barbara Bancorp in a tax-free exchange to be accounted for as a pooling-of-interests. The agreement provides for shareholders of the Company to receive 1.935 shares, subject to adjustment, of Santa Barbara Bancorp common stock for each outstanding share of the Company's common stock. The transaction is valued at approximately $287.6 million, based on the closing price of Santa Barbara Bancorp on July 17, 1998. The transaction is expected to close in December of 1998.

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

                                     PART 1
               ITEM II - PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Changes in the Financial Statements

         Net income for the nine months ended September 30, 1998 was $8,913,000 or $1.97 diluted earnings per share compared to $7,672,000 or $1.72 diluted earnings per share during the comparable period in 1997. This represents an earnings per share increase of 14.0% over 1997. The increase in net income is due mainly to a $3,664,000 increase in net interest income. The increase in net interest income is due to growth in average total earning assets of $135,939,000 or 21.1% partially offset by an increase in average interest bearing deposits of $93,635,000 as compared to the comparable 1997 period.

         Outstanding loans were $467,465,000 at September 30, 1998 compared to $429,816,000 at December 31, 1997, a $37,649,000 or 8.8% increase. Federal Funds
Sold and Investment Securities at September 30, 1998 were $313,007,000, a $56,139,000 or 21.9% increase from December 31, 1997. This was primarily due to the increase in total deposits, which resulted in an increase in investments in Federal Funds and investment securities.

         The Company's total deposits at September 30, 1998 were $756,512,000 compared to $683,398,000 at December 31, 1997, a $73,114,000 or 10.7% increase.
Non-interest bearing demand deposits increased $13,409,000, savings and money market deposit accounts increased $15,007,000, certificates of deposit increased by $44,760,000 while interest bearing demand deposits decreased $62,000 during the first nine months of 1998. Management believes that the growth in deposits is a result of the overall strength in the local tourism and agribusiness industries. In addition, growth in housing demand and a small influx of businesses moving into the southern Santa Clara County area have contributed to the Company's deposit growth.

Loans

         Outstanding total loans averaged $444,754,000 for the nine months ended September 30, 1998 compared to $410,011,000 for the comparable period in 1997, an increase of $34,743,000, or 8.5%. This increase in loans is due to growth in loan demand from qualified borrowers and reflects stability in most of the primary markets which the Company serves. The Company lends primarily to small and medium sized businesses and consumers within its markets, which are comprised principally of Monterey, Santa Cruz, San Benito, and southern Santa Clara counties.

Quality of Loans

         The composition of non-performing loans as of September 30, 1998, December 31, 1997, and September 30, 1997 is summarized in table on the following page.



                              Non-performing Loans
                             (Dollars in Thousands)

                                                        September 30,         December 31,         September 30,
                                                          1998                     1997                 1997
                                                         ------                   ------               ------
Accruing loans past due 90 days or more:
      Commercial                                         $  287                   $   26               $   29
      Consumer                                               --                       17                   17
      Real Estate                                            --                       --                   --
                                                         ------                   ------               ------
Total                                                    $  287                   $   43               $   46

Nonaccrual loans:
      Commercial                                            445                    1,278                  524
      Consumer                                              106                      106                  111
      Real Estate                                           352                      766                1,445
                                                         ------                   ------               ------
Total                                                    $  903                   $2,150               $2,080

Total Non-performing Loans                               $1,190                   $2,193               $2,126
                                                         ======                   ======               ======

Non-performing Loans To Total Loans                        0.25%                    0.52%                0.52%
Allowance For Possible Loan Losses to Total
  Non-performing Loans                                   390.42%                  194.53%              196.05%


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

         The table set forth below summarizes the actual loan losses and provision for possible losses as of and for the periods ended September 30, 1998, December 31, 1997, and September 30, 1997:

                        Loan Charge-Off/Recovery Activity
                             (Dollars in Thousands)

                                      Nine months                 Year               Nine months
                                        Ended                     Ended                 Ended
                                    September 30, 1998       December 31,1997    September 30, 1997
                                    ------------------       ----------------    ------------------
Loans Outstanding, at period end         $455,257               $419,293               $406,342

Average Loans                            $444,754               $411,546               $410,011

Allowance Balance:
   Beginning Of Period                   $  4,266               $  3,672               $  3,672

     Charge-Offs By Loan Category:
         Commercial                           492                    873                    357
         Consumer                             301                     59                     45
         Real Estate                           33                    211                    174
                                         --------               --------               --------
         Total                           $    826               $  1,143               $    576
                                         --------               --------               --------

     Recoveries By Loan Category:
         Commercial                      $    106               $    120               $    102
         Consumer                              56                     24                     21
         Real Estate                            9                     73                     39
                                         --------               --------               --------
         Total                           $    171               $    217               $    162
                                         --------               --------               --------

   Net Charge-Offs                       $    655               $    926               $    414
                                         --------               --------               --------

   Provision Charged
   To Expense                            $  1,035               $  1,520               $    910

Allowance Balance End Of Period          $  4,646               $  4,266               $  4,168
                                         ========               ========               ========

Allowance For Possible Loan Losses
  To Period End Loans                        1.02%                  1.02%                  1.03%

Annualized Net Charge-offs
to Average Loans                             0.20%                  0.23%                  0.13%


         The provision for possible loan losses charged against earnings is based upon an analysis of the actual migration of loans to losses plus an amount for other factors which, in management's judgment, deserve recognition in estimating possible loan losses. While these factors cannot be reduced to a mathematical formula, it is management's view that the allowance for possible loan losses of $4,646,000 or 1.02% of total loans was adequate as of September 30, 1998.

Results of Operations
                      Nine months ended September 30, 1998
                                  Compared with
                      Nine months ended September 30, 1997

         Net income for the nine months ended September 30, 1998 was $8,913,000, an increase of $1,241,000 or 16.2% as compared to the same 1997 period. The increase in net income for the period was due primarily to an increase in net interest income of $3,664,000 partially offset by an increase in non-interest expense of $1,787,000. The increase in net interest income is due to growth in average total earning assets of $135,939,000 partially offset by an increase in average interest bearing deposits of $93,635,000 compared to the same 1997 period.

         The average balance of interest earning assets during the nine months ended September 30, 1998 was $727,776,000, a 23.0% increase over the comparable 1997 period. The Company's average yield on earning assets for the nine months ended September 30, 1998 decreased to 8.3% from 8.7% in the comparable 1997 period. Total interest income increased $6,645,000 or 17.2% for the nine months ended September 30, 1998 compared to the same 1997 period due to the increase in average interest earning assets.

         Average deposits for the Company for the nine months ended September 30, 1998 was $707,311,000, a $123,338,000 or 21.1% increase compared to the same period ended September 30, 1997. The Company's average cost of funds for the nine months ended September 30, 1998 was 3.8%, which yielded a net interest margin of 5.5%. This compares to an average cost of funds of 3.7% and a net interest margin of 5.9% for the comparable 1997 period. Interest expense of $15,499,000 for the nine months ended September 30, 1998 was $2,981,000 or 23.8% over the comparable 1997 period due to an increase in average interest bearing deposits of $93,635,000 and an increase in the Company's cost of funds of 0.1%. Net interest income for the nine months ended September 30, 1998 increased $3,664,000 or 14.0%.

         The Company made a provision to the allowance for possible loan losses of $1,035,000 in the nine months ended September 30, 1998 primarily due to the overall growth experienced within the loan portfolio. An analysis of the loan portfolio completed by the Company indicates that the current allowance for loan losses are adequate based on the Company's calculated provision requirements.

         Total loans charged-off net of recoveries for the nine months ended September 30, 1998 amounted to $655,000 compared to $414,000 for the same period in 1997. Annualized net loan charge-offs as a percentage of average loans for the nine months ended September 30, 1998 was 0.20% compared to 0.13% for the nine months ended September 30, 1997 and 0.23% for the year ended December 31, 1997.

         Total other income was $2,863,000 for the nine months ended September 30, 1998, a $445,000 or 18.4% increase compared to the same period in 1997. Service charges on deposit accounts increased by $398,000 or 21.3% over the comparable period in 1997. The net gain (loss) on securities transactions decreased by $23,000 offset by other income which increased by $71,000 compared to the nine months ended September 30, 1997.

         Salaries and benefits expense for the nine months ended September 30, 1998 was $9,354,000, a $1,143,000 or 13.9% increase over the comparable 1997 period. This variance resulted primarily from an increase in overall staffing levels to accommodate internal growth as well as regular salary increases and an increase in the accrual for salary continuation plans. The Company employed 273 full time equivalent employees at September 30, 1998 compared to 285 full time equivalent employees at December 31, 1997 and 271 full time equivalent employees at September 30, 1997.

         Total other expenses, excluding salaries and benefits, for the nine months ended September 30, 1998, was $7,391,000, a $644,000 or 9.5% increase from the comparable 1997 period. This was primarily due to increases in legal and professional expense and equipment expense of $424,000 and $200,000, respectively. These increases were partially offset by a decrease in advertising and promotion expense of $169,000 and a decrease in stationery expense of $174,000.

         Applicable income taxes of $5,984,000 for the nine months ended September 30, 1998 were $956,000, or 19.0% more than the comparable 1997 period. The Company's effective tax rate for the nine months ended September 30, 1998 was 40.2% compared to 39.6% for the same period in 1997.


         Certain information concerning the Company's average balances, yields, and rates on average interest-earning assets and interest-bearing liabilities is set forth in the following table. Interest yields and amounts earned include net loan fees of $857,000 and $1,040,000 in 1998 and 1997, respectively.

                                                       AVERAGE BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------
                                                                        1998                                 1997
                                                        Average        Yield/   Interest     Average         Yield/    Interest
(Dollars in thousands)                                  Balance         Rate     Amount      Balance          Rate      Amount
---------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets:
 Investment securities:
  Taxable                                               $215,635        6.2%      $9,985     $129,910         6.4%        $6,200
  Non-taxable                                             13,374        4.6%         462       13,270         4.9%           491
  Federal funds sold                                      54,013        5.4%       2,196       38,646         5.3%         1,544
---------------------------------------------------------------------------------------------------------------------------------
Total investment securities                              283,022        6.0%      12,643      181,826         6.1%         8,235

Loans                                                    444,754        9.8%      32,670      410,011         9.9%        30,433
---------------------------------------------------------------------------------------------------------------------------------

Total earning assets                                     727,776        8.3%      45,313      591,837         8.7%        38,668
Non-earning assets:
  Premises and equipment                                  15,217                               15,294
  Other                                                   49,801                               47,582
---------------------------------------------------------------------------------------------------------------------------------

Total non-earning assets                                  65,018                               62,876
---------------------------------------------------------------------------------------------------------------------------------

Total assets                                            $792,794                             $654,713
=================================================================================================================================

Liabilities and Shareholders' Equity
 Interest-bearing deposits:
  Demand                                                 $93,666        1.1%        $776     $ 84,233         1.1%          $692
  Savings and money market                               183,657        3.1%       4,229      165,720         2.8%         3,483
  Time certificates                                      271,111        5.2%      10,482      204,846         5.4%         8,319
  Other interest-bearing liabilities                         426        3.8%          12          541         5.9%            24
---------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                       548,860        3.8%      15,499      455,340         3.7%        12,518
Non interest-bearing deposits
and other liabilities:
  Demand, non interest-bearing                           158,877                              129,174
  Other liabilities                                        7,579                                3,181
  Shareholder's equity                                    77,478                               67,018
---------------------------------------------------------------------------------------------------------------------------------

Total other liabilities                                  243,934                              199,373
---------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                    $792,794                             $654,713
=================================================================================================================================

NET INTEREST INCOME                                                               $29,814                                 $26,150
NET INTEREST MARGIN                                                     5.5%                                  5.9%
---------------------------------------------------------------------------------------------------------------------------------

The net interest margin is expressed as the percentage of net interest  income to average total earning assets.  The average balance on  non-accrual  loans is  immaterial  as a  percentage  of total loans and as such has been  included in total  loans.  Non-taxable securities and leases have not been calculated on a tax equivalent basis.

Results of Operations
                     Three months ended September 30, 1998
                                  Compared with
                     Three months ended September 30, 1997

         Net income for the three months ended September 30, 1998 was $3,258,000, an increase of $509,000 or 18.5% as compared to the same 1997 period. The increase in net income for the period was due primarily to an increase in net interest income of $1,421,000 partially offset by an increase in non-interest expense of $713,000. The increase in net interest income is due to growth in average total earning assets of $135,233,000 or 21.5% partially offset by an increase in average interest bearing deposits of $86,986,000 or 18.1% compared to the same 1997 period.

         The average balance of interest earning assets during the three months ended September 30, 1998 was $765,515,000, a 21.5% increase over the comparable 1997 period. The Company's average yield on earning assets for the three months ended September 30, 1998 decreased to 8.2% from 8.6% in the comparable 1997 period. Total interest income increased $1,421,000 or 15.6% for the three months ended September 30, 1998 compared to the same 1997 period due to the increase in average interest earning assets.

         Average total deposits for the Company for the three months ended September 30, 1998 was $741,992,000, a $119,501,000 or 19.2% increase compared to the same period ended September 30, 1997. The Company's average cost of funds for the three months ended September 30, 1998 was 3.7% which yielded a net interest margin of 5.5%. This compares to an average cost of funds of 3.7% and a net interest margin of 5.7% for the comparable 1997 period. Interest expense of $5,353,000 for the three months ended September 30, 1998 was $840,000 or 18.6% over the comparable 1997 period due to an increase in average interest bearing deposits of $86,987,000.

         The Company made a provision to the allowance for possible loan losses of $345,000 in the three months ended September 30, 1998 primarily due to the overall growth experienced within the loan portfolio. An analysis of the loan portfolio completed by the Company indicates that the current allowance for loan losses are adequate based on the Company's calculated provision requirements.

         Total other income was $1,019,000 for the three months ended September 30, 1998, a $205,000 or 25.2% increase compared to the same period in 1997. Service charges on deposit accounts increased by $158,000 or 25.0% over the comparable period in 1997. Other income, which consists of mortgage banking fees and other miscellaneous income increased $46,000 compared to the same 1997 period.

         Salaries and benefits expense for the three months ended September 30, 1998 was $3,123,000, a $355,000 or 12.8% increase over the comparable 1997 period. This variance resulted primarily from an increase in overall staffing levels to accommodate internal growth as well as regular salary increases and an increase in the accrual for salary continuation plans.

         Total other expenses, excluding salaries and benefits, for the three months ended September 30, 1998, was $2,624,000, a $358,000 or 15.8% increase from the comparable 1997 period. This was primarily due to an increase in legal and professional expense of $152,000 and an increase in other expense of $164,000.These increases were partially offset by a decrease in stationery expense of $43,000 and a decrease in advertising expense of $40,000.

         Applicable income taxes of $2,210,000 for the three months ended September 30, 1998 were $399,000, or 22.0% more than the comparable 1997 period. The Company's effective tax rate for the three months ended September 30, 1998 was 40.4% compared to 39.7% for the same period in 1997.

         Certain information concerning the Company's average balances, yields, and rates on average interest-earning assets and interest-bearing liabilities is set forth in the following table. Interest yields and amounts earned include net loan fees of $330,000 and $308,000 in 1998 and 1997, respectively.

                                                       AVERAGE BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------
                                                                          1998                                  1997
                                                        Average        Yield/   Interest     Average         Yield/     Interest
(Dollars in thousands)                                  Balance         Rate     Amount      Balance         Rate        Amount
---------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets:
 Investment securities:
  Taxable                                               $227,027        6.1%      $3,460     $138,959         6.3%        $2,201
  Non-taxable                                             12,362        4.4%         138       13,240         4.9%           164
  Federal funds sold                                      65,296        5.5%         898       59,714         5.4%           812
---------------------------------------------------------------------------------------------------------------------------------
Total investment securities                              304,685        5.9%       4,496      211,913         5.9%         3,177

Loans                                                    460,830        9.8%      11,398      418,369         9.9%        10,456
---------------------------------------------------------------------------------------------------------------------------------

Total earning assets                                     765,515        8.2%      15,894      630,282         8.6%        13,633
Non-earning assets:
  Premises and equipment                                  15,038                               15,098
  Other                                                   52,561                               52,117
---------------------------------------------------------------------------------------------------------------------------------

Total non-earning assets                                  67,600                               67,215
---------------------------------------------------------------------------------------------------------------------------------

Total assets                                            $833,114                             $697,497
=================================================================================================================================

Liabilities and Shareholders' Equity
 Interest-bearing deposits:
  Demand                                                $ 97,608        1.1%      $  267     $ 87,629         1.4%        $  301
  Savings and money market                               190,451        3.6%       1,725      171,334         2.7%         1,159
  Time certificates                                      279,281        4.8%       3,354      221,391         5.5%         3,050
  Other interest-bearing liabilities                         743        3.7%           7          382         3.1%             3
---------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                       568,083        3.7%       5,353      480,736         3.7%         4,513
Non interest-bearing deposits
And other liabilities:
  Demand, non interest-bearing                           174,652                              142,137
  Other liabilities                                        8,395                                5,038
  Shareholder's equity                                    81,984                               69,586
---------------------------------------------------------------------------------------------------------------------------------

Total other liabilities                                  265,031                              216,761
---------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                    $833,114                             $697,497
=================================================================================================================================

NET INTEREST INCOME                                                               $10,541                                 $ 9,120
NET INTEREST MARGIN                                                     5.5%                                  5.7%
---------------------------------------------------------------------------------------------------------------------------------

The net interest margin is expressed as the percentage of net interest  income to average total earning assets.  The average balance on  non-accrual  loans is  immaterial  as a  percentage  of total loans and as such has been  included in total  loans.  Non-taxable securities and leases have not been calculated on a tax equivalent basis.


Year 2000

         During 1997, the Company began the implementation of its Year 2000 Plan. The Company is utilizing both internal and external resources to identify correct or reprogram and test the systems for year 2000 readiness. Since the Company does not utilize any proprietary software, there will be no reprogramming costs for any systems that are deemed critical. The Company uses third party software to run and operate all mainframe applications and the testing of most of those systems has been performed by the software provider and the Company is in the process of verifying the results of that testing. Based on data received so far, the Company anticipates spending approximately $300,000 throughout 1998 and 1999 on the Year 2000 problem which includes personal computer upgrades.

During the third quarter, the Company's loan officers completed their second review of the loan portfolio, which included all large loan customers to determine their Year 2000 state of readiness. Large credit customers, comprising over 60% of the Company's outstanding loans, cooperate with the Company's loan officers in assessing their operating risks associated with the Year 2000. At this time, the Company is pleased to report that the majority of large loan customers are considered to be at a low risk to the Year 2000 computer problem.

As a financial institution, the Company is reliant on the rapid transfer of funds electronically to and from a wide network of customers, including but not limited to other financial institutions all over the United States. Failure in the payment system in whole or in part would delay the transfer of funds, largely affecting the Company's ability to operate effectively. Contingency plans for continuing operations have been developed for a variety of disasters under guidelines established by the Federal Financial Institutions Examination Council. Examples of contingency planning include contracting with a third party to provide mainframe data processing services from a remote location as well as maintaining multiple offsite data tape storage locations.


Liquidity Management

         Liquidity   represents   the   ability  of  the  Company  to  meet  the
requirements of customer borrowing needs as well as fluctuations in deposit flows.

         The Company manages its liquidity primarily by maintaining investments in overnight fed funds, money market mutual funds, available-for-sale securities, and by maintaining lines of credit with correspondent banks. At September 30, 1998, the total of cash and due from banks, overnight fed funds, money market mutual funds, and available-for-sale securities represented $353,642,000 or 46.7% of total deposits compared to $299,503,000 or 43.8% at year end 1997. This increase in liquid assets for the nine months ended September 30, 1998 resulted primarily from an increase in deposits which were invested in fed funds sold and available-for-sale investment securities.

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

         The following tables show the Company's and the Subsidiary Banks' risk-based and leverage capital ratios as of September 30, 1998. The Company's capital ratios significantly exceeded the minimum capital levels required by current federal regulations. Management believes that the Company will continue to meet the respective minimum capital requirements in the foreseeable future.

-----------------------------------------------------------------------------------------------------------------------------------
Risk Based Capital Ratio
As of September 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Company                  South Valley               First National
(Dollars in thousands)                           Amount       Ratio        Amount          Ratio       Amount         Ratio
---------------------------------------- --------------- ----------- ------------- -------------- ------------ -------------
Tier 1 capital                                $  79,157      14.01%      $ 17,967         10.90%     $ 48,325        12.44%
Tier 1 capital minimum
   requirement                                   22,596       4.00%         6,593          4.00%       15,539         4.00%
======================================== =============== =========== ============= ============== ============ =============
      Excess                                     56,561      10.01%        11,374          6.90%       32,786         8.44%
======================================== =============== =========== ============= ============== ============ =============
Total capital                                    83,802      14.83%        19,764         11.99%       51,147        13.17%
Total capital minimum
    requirement                                  45,192       8.00%        13,185          8.00%       31,078         8.00%
---------------------------------------- --------------- ----------- ------------- -------------- ------------ -------------
      Excess                                     38,610       6.83%         6,579          3.99%       20,069         5.17%
======================================== =============== =========== ============= ============== ============ =============
Risk-adjusted assets                          $ 564,894                  $164,817                    $388,471
======================================== =============== =========== ============= ============== ============ =============

-----------------------------------------------------------------------------------------------------------------------------------
Leverage Capital Ratio
As of September 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Company                   South Valley                First National
(Dollars in thousands)                         Amount        Ratio         Amount          Ratio        Amount       Ratio
-----------------------------------------  ------------- ------------ -------------- -------------- ------------ -----------
Tier 1 capital to quarterly average
    total assets (leverage ratio)             $  79,157       9.53%      $ 17,967          7.64%     $ 48,325         8.28%
Minimum leverage requirement                     24,909 to    3.00% to      7,053 to       3.00% to    17,514 to      3.00% to
                                                 41,515       5.00%        11,755          5.00%       29,191         5.00%
-----------------------------------------   ------------- ------------ -------------- -------------- ------------ -----------
      Excess                                     37,642 to    4.53% to      6,212 to       2.64% to    19,134 to      3.28% to
                                                 54,248       6.53%        10,914          4.64%       30,811         5.28%
=========================================   ============= ============ ============== ============== ============ ===========
Total quarterly average assets                $ 830,293                  $235,094                    $583,812
=========================================   ============= ============ ============== ============== ============ ===========


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

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk

The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition. The primary objective of the asset/liability management process is to measure the effect of changing interest rates on net interest income and market value and adjust the balance sheet (if necessary) to minimize the inherent risk and maximize income. The Company's exposure to market risk and interest rate risk is reviewed on a regular basis by the
Asset/Liability Committee. Tools used by management include a modified GAP report and an asset/liability simulation model. Management believes that the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. No significant changes to the market risk or interest rate risk of the Company have occurred since December 31, 1997.

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


PART II -- OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) INDEX TO EXHIBITS

Exhibit                                                                                   Sequentially
Number                                          Exhibit                                  Numbered Page
------                                          -------                                  -------------
      2.1         Agreement and Plan of Reorganization between Santa Barbara (*)
                  Bancorp and Pacific Capital Bancorp dated July 20, 1998 15/

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

     10.4         Lease dated May 1, 1985 by and between the Bank                             (*)
                  and Pacific Capital Bancorp. 4/

     10.5         Pacific Capital Bancorp Employee Stock Ownership                            (*)
                  Plan and Trust Agreement. 5/

     10.6         Master Equipment Lease Agreement between Bank and                           (*)
                  Parker North American Corporation. 5/

     10.7         Lease dated September 22, 1986 between                                      (*)
                  Bank and The Saunders Company.  5/

*/       Not Applicable.

--------------------
1/ Filed as Exhibits 3.1, 10.21 and 10.32, respectively, to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1988, and are incorporated herein by reference.

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



Exhibit                                                                                   Sequentially
Number                                          Exhibit                                  Numbered Page
------                                          -------                                  -------------
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

    10.19         Prunetree Shopping Center Lease dated June 28, 1988                         (*)
                  by and between Dennis R. Keith and Pajaro Valley Bancorporation. 7/


--------------------
6/ Filed as Exhibits 10.20 through 10.24, respectively, to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1989, which are incorporated by reference.

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

    10.32         Fidelity and Deposit Company of Maryland Directors and Officers             (*)
                  Liability Insurance Policy including Bank Reimbursement. 8/

    10.33         Fidelity and Deposit Company of Maryland                                    (*)
                  Financial Institution Bond.  8/

    10.34         Lease dated January 28, 1993 by and between J.W. and R.W.                   (*)
                  McClellan, Partners, and First National Bank of Central California. 9/

    10.35         Exercise of Lease Option as of September 19, 1992 by and between            (*)
                  First National Bank of Central California and James L. Gattis. 9/



--------------------
8/ Filed as Exhibits 10.34 through 10.35 to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991, which are incorporated by reference.

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


--------------------
9/ Filed as Exhibits to the Company's Registration Statement on Form S-8 (File No. 33-83848) as filed on September 8, 1994, and Amendment No. 1 to Form S-8 as filed on November 15, 1994.

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

    10.67         Executive Salary Continuation Agreement between South Valley                (*)
                  National Bank and Brad L. Smith dated March 24, 1998 /14

      27.         Financial Data Schedule                                                      26

(b)      REPORTS ON FORM 8-K
                       No reports were filed on Form 8-K for the quarter ended September 30, 1998


--------------------
12/ Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1996, which are incorporated by reference.

13/ Filed as exhibits to the Company's Quarterly Report on Form 10-Q (File No. 0-13528) for the period ended September 30, 1997 which are incorporated by reference

14/ Filed as exhibits to the Company's Quarterly Report on Form 10-Q (File No. 0-13528) for the period ended March 31, 1998 which are incorporated by reference

15/ Filed as exhibits to the Company's Quarterly Report on Form 10-Q (File No. 0-13528) for the period ended June 30, 1998 which are incorporated by reference

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Pacific Capital Bancorp


Date November 13, 1998                          /S/ D. Vernon Horton
     -----------------                          -----------------------
                                                D. Vernon Horton
                                                Chairman of the Board
                                                Chief Executive Officer





Date November 13, 1998                          /S/ Dennis A. DeCius
     -----------------                          ------------------------
                                                Dennis A. DeCius
                                                Executive Vice President
                                                Chief Financial Officer