Form 10-Q
period 2000-03-31
PACIFIC CAPITAL BANCORP
filed 2000-05-15
CIK 731805

PRELIMINARY DOCUMENT

                        Used for drafting 10-Q submission
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      March 31, 2000

Commission File No.: 0-11113

OR

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________  to  ____________

                             PACIFIC CAPITAL BANCORP
             (Exact Name of Registrant as Specified in its Charter)

               California                                       95-3673456
--------------------------------------------             -----------------------
    (State or other jurisdiction of                         (I.R.S.  Employer
     incorporation or organization)                         Identification No.)

      200 E. Carrillo Street, Suite 300
          Santa Barbara, California                              93101
   (Address of principal executive offices)                   (Zip Code)

                                 (805) 564-6300
              (Registrant's telephone number, including area code)
                                 Not Applicable
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes          X                 No
         ------------------             ----------------

Common Stock - As of May 10, 2000 there were 24,605,308 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Balance Sheets
                  March 31, 2000 and December 31, 1999

              Consolidated Statements of Income
                  Three-Month Periods Ended March 31, 2000 and 1999

              Consolidated Statements of Cash Flows
                   Three-Month Periods Ended March 31, 2000 and 1999

              Consolidated Statements of Comprehensive Income
                  Three-Month Periods Ended March 31, 2000 and 1999

              Notes to Consolidated Financial Statements

The financial statements included in this Form 10-Q should be read with reference to the Pacific Capital Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk

              Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.

PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not applicable.

                                     PART 1
                              FINANCIAL INFORMATION

                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                      Consolidated Balance Sheets (Unaudited)
                    (dollars in thousands except share amounts)

                                                       March 31, 2000   December 31, 1999
                                                       --------------   -----------------
Assets:
     Cash and due from banks                           $   188,973         $   121,500
     Federal funds sold and securities
        purchased under
        agreement to resell                                475,000                --
     Money market funds                                       --                  --
                                                       -----------         -----------
           Cash and cash equivalents                       663,973             121,500
                                                       -----------         -----------
     Securities (Note 4):
        Held-to-maturity                                   125,571             153,264
        Available-for-sale                                 561,005             528,426
     Bankers' acceptances and commercial paper              39,450                --
     Loans, net of allowance of $30,844 at
        March 31, 2000 and $28,686 at
        December 31, 1999 (Note 5)                       2,030,854           1,953,193
     Premises and equipment, net                            37,325              35,175
     Accrued interest receivable                            17,505              17,345
     Other assets (Note 6)                                  68,927              70,379
                                                       -----------         -----------
              Total assets                             $ 3,544,610         $ 2,879,282
                                                       ===========         ===========
Liabilities:
     Deposits:
        Noninterest bearing demand deposits            $   627,347         $   546,193
        Interest bearing deposits                        2,421,289           1,893,988
                                                       -----------         -----------
           Total Deposits                                3,048,636           2,440,181
     Securities sold under agreements
        to repurchase and Federal funds purchased           57,925              80,507
     Long-term debt and other borrowings (Note 7)          122,854              98,801
     Accrued interest payable and other liabilities         65,082              25,220
                                                       -----------         -----------
           Total liabilities                             3,294,497           2,644,709
                                                       -----------         -----------
Shareholders' equity
     Common stock (no par value; $0.33 per
        share stated value; 60,000,000 authorized;
        24,605,308 outstanding at March 31, 2000
        and 24,554,294 at December 31, 1999)                 8,203               8,186
     Surplus                                                99,863              99,283
     Accumulated other comprehensive income (Note 8)        (6,404)             (6,447)
     Retained earnings                                     148,451             133,551
                                                       -----------         -----------
           Total shareholders' equity                      250,113             234,573
                                                       -----------         -----------
              Total liabilities and
                shareholders' equity                   $ 3,544,610         $ 2,879,282
                                                       ===========         ===========

     See accompanying notes to consolidated condensed financial statements.

                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                 (dollars in thousands except per share amounts)

                                                             For the Three-Month
                                                               Periods Ended
                                                                 March 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Interest income:
     Interest and fees on loans                            $ 61,872    $ 43,193
     Interest on securities                                  10,638      11,264
     Interest on Federal funds sold and securities
        purchased under agreement to resell                   4,765       1,970
     Interest on commercial paper                               184         257
                                                           --------    --------
        Total interest income                                77,459      56,684
                                                           --------    --------
Interest expense:
     Interest on deposits                                    22,921      15,277
     Interest on securities sold under agreements
        to repurchase and Federal funds purchased               671         262
     Interest on other borrowed funds                         2,085         731
                                                           --------    --------
        Total interest expense                               25,677      16,270
                                                           --------    --------
Net interest income                                          51,782      40,414
Provision for loan losses (Note 5)                            5,573       3,719
                                                           --------    --------
     Net interest income after provision for loan losses     46,209      36,695
                                                           --------    --------
Other operating income:
     Service charges on deposits                              2,361       2,235
     Trust fees                                               3,823       3,409
     Other service charges, commissions and fees, net         9,775       8,537
     Net (loss) gain on securities transactions                (499)       (177)
     Other operating income                                     278         267
                                                           --------    --------
        Total other income                                   15,738      14,271
                                                           --------    --------
Other operating expense:
     Salaries and benefits                                   14,632      12,795
     Net occupancy expense                                    2,769       2,258
     Equipment expense                                        1,440       1,560
     Other expense                                           10,040      10,912
                                                           --------    --------
        Total other operating expense                        28,881      27,525
                                                           --------    --------
Income before income taxes                                   33,066      23,441
Applicable income taxes                                      13,246       8,920
                                                           --------    --------
               Net income                                  $ 19,820    $ 14,521
                                                           ========    ========

Earnings per share - basic (Note 2)                        $   0.81    $   0.60
Earnings per share - diluted (Note 2)                      $   0.80    $   0.59

     See accompanying notes to consolidated condensed financial statements.


                                                                For the Three-Month
                                                              Periods Ended March 31,
                                                                 2000         1999
                                                               ---------    ---------
Cash flows from operating activities:
   Net Income                                                     $  19,820    $  14,521
   Adjustments to reconcile net income to net cash
   provided by operations:
       Depreciation and amortization                                  1,591        1,573
       Provision for loan and lease losses                            5,573        3,719
       Net amortization of discounts and premiums for
          securities and commercial paper                            (1,864)      (1,663)
       Net change in deferred loan origination
          fees and costs                                                170          165
       Net (gain) loss on sales and calls of securities                 499          178
       Change in accrued interest receivable and other assets           976       (8,091)
       Change in accrued interest payable and other liabilities      39,907        7,364
                                                                  ---------    ---------
          Net cash provided by operating activities                  66,672       17,766
                                                                  ---------    ---------
Cash flows from investing activities:
       Proceeds from call or maturity of securities                  42,449       96,066
       Purchase of securities                                       (75,854)     (30,404)
       Proceeds from sale of securities                              29,883        9,881
       Proceeds from maturity of commercial paper                      --         35,000
       Purchase of commercial paper                                 (39,449)     (24,868)
       Net increase in loans made to customers                      (83,404)    (126,510)
       Purchase or investment in premises and equipment              (3,382)      (1,618)
                                                                  ---------    ---------
          Net cash used in investing activities                    (129,757)     (42,453)
                                                                  ---------    ---------
Cash flows from financing activities:
       Net increase in deposits                                     608,455       32,034
       Net decrease in borrowings with maturities
          of 90 days or less                                        (22,582)     (11,126)
       Net increase (decrease) in long-term debt and other
          borrowings                                                 24,053       12,356
       Proceeds from issuance of common stock                           552        1,308
       Payments to retire common stock                                 --           --
       Dividends paid                                                (4,920)      (4,358)
                                                                  ---------    ---------
          Net cash provided by financing activities                 605,558       30,214
                                                                  ---------    ---------
   Net increase in cash and cash equivalents                        542,473        5,527
   Cash and cash equivalents at beginning of period                 121,500      185,663
                                                                  ---------    ---------
   Cash and cash equivalents at end of period                     $ 663,973    $ 191,190
                                                                  =========    =========

Supplemental disclosure:
   Cash paid for the three months ended:

       Interest                                                   $  30,035    $  16,809
       Income taxes                                               $     327    $   4,662
       Non-cash additions to other real estate owned              $    --      $    --
       Non-cash additions to loans                                $    --      $     142


                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (Unaudited)
                 (dollars in thousands except per share amounts)

                                                            For the Three-Month
                                                              Periods Ended
                                                                March 31,
                                                          ---------------------
                                                           2000          1999
                                                          --------     --------

Net income                                                $ 19,820     $ 14,521
Other comprehensive income, net of tax (Note 8):
   Unrealized loss on securities:
    Unrealized holding gains (losses) arising
      during period                                            542       (1,220)
    Less: reclassification adjustment for
      gains (losses) included in net income                   (499)        (177)
                                                          --------     --------
       Other comprehensive income (loss)                        43       (1,397)
                                                          --------     --------
Comprehensive income                                      $ 19,863     $ 13,124
                                                          ========     ========


     See accompanying notes to consolidated condensed financial statements.

                    Pacific Capital Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

1.       Principles of Consolidation

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp ("Bancorp"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("SBB&T"), First National Bank of Central California
("FNB") and its affiliate South Valley National Bank ("SVNB"), and Pacific Capital Commercial Mortgage, Inc. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.

2.       Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share include the effect of the potential issuance of common shares. For the Company, these include only shares issuable on the exercise of outstanding stock options.

The computation of basic and diluted earnings per share for the three-month period ended March 31, 2000 and 1999, was as follows (shares and net income amounts in thousands):

                                                 Three-month Periods
                                            Basic                   Diluted
                                           Earnings                Earnings
                                          Per Share                Per Share
                                        -------------            ------------
Ended March 31, 2000
Numerator--net income                      $19,820                 $19,820
                                           =======                 =======

Denominator--weighted average

      shares outstanding                    24,568                  24,568
Plus: net shares issued in
      assumed stock option exercises                                   280
                                                                   -------
Diluted denominator                                                 24,848
                                                                   =======

Earnings per share                         $  0.81                 $  0.80

Ended March 31, 1999
Numerator--net income                      $14,521                 $14,521
                                           =======                 =======

Denominator--weighted average

      shares outstanding                    24,240                  24,240
Plus: net shares issued in
      assumed stock option exercises                                   372
                                                                   -------
Diluted denominator                                                 24,612
                                                                   =======

Earnings per share                         $  0.60                 $  0.59




3.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three-month period ended March 31, 2000, especially considering the highly seasonal nature of the Company's income tax refund programs, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1999 have been reclassified to be consistent with the reporting for 2000.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market funds, Federal funds sold, and securities purchased under agreement to resell.

4.   Securities

The Company's securities are classified as either "held-to-maturity" or "available-for-sale." Securities for which the Company has positive intent and ability to hold until maturity are classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. If the Company were to purchase securities principally for the purpose of selling them in the near term for a gain, they would be classified as trading securities. The Company holds no securities that should be classified as trading securities.

SBB&T and FNB are members of the Federal Reserve Bank of San Francisco ("FRB"). SBB&T and FNB aremembers of the Federal Home Loan Bank of San Francisco ("FHLB") and FNB became a member in January 2000. The banks are required to hold shares of stock in these two organizations as a condition of membership. These shares are reported as equity securities.

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.


(in thousands)                                 Held-to-          Available-
                                               Maturity            for-Sale              Total
                                            ------------------------------------------------------
March 31, 2000
Amortized cost:
      In one year or less                 $      48,334      $       97,465         $     145,799
      After one year through five years          32,569             408,251               440,820
      After five years through ten years          6,988              15,363                22,351
      After ten years                            37,680              33,538                71,218
      Equity securities                              --              17,256                17,256
                                        ----------------------------------------------------------
                  Total securities        $     125,571      $      571,873         $     697,444
                                        ==========================================================

Estimated market value:
      In one year or less                 $      48,920      $       97,138         $     146,058
      After one year through five years          34,833             400,628               435,461
      After five years through ten years          7,619              14,286                21,905
      After ten years                            40,635              31,697                72,332
      Equity securities                              --              17,256                17,256
                                        ----------------------------------------------------------
                  Total securities        $     132,007      $      561,005         $     693,012
                                        ==========================================================

December 31,1999
Amortized cost:
      In one year or less                 $      59,920      $       92,661         $     152,581
      After one year through five years          48,445             376,113               424,558
      After five years through ten years          7,080              24,277                31,357
      After ten years                            37,819              34,848                72,667
      Equity securities                              --              11,649                11,649
                                        ----------------------------------------------------------
                  Total securities        $     153,264      $      539,548         $     692,812
                                        ==========================================================
Estimated market value:
      In one year or less                 $      60,466      $       92,524         $     152,990
      After one year through five years          51,264             369,999               421,263
      After five years through ten years          7,778              22,889                30,667
      After ten years                            39,642              31,365                71,007
      Equity securities                              --              11,649                11,649
                                            ------------------------------------------------------
                  Total securities        $     159,150      $      528,426         $     687,576
                                            ======================================================


The amortized  historical  cost,  market values and gross  unrealized  gains and losses of securities are as follows:
                                                             Gross             Gross           Estimated
                  (in thousands)           Amortized        Unrealized       Unrealized          Market
                                             Cost             Gains            Losses            Value
                                     ---------------------------------------------------------------------
March 31, 2000
Held-to-maturity:
     U.S. Treasury obligations          $      20,001    $           7     $         (38)   $      19,970
     U.S. agency obligations                   12,502               --               (97)          12,405
     Mortgage-backed securities                   471                5                --              476
     State and municipal securities            92,597            6,571               (12)          99,156
                                     ---------------------------------------------------------------------
        Total held-to-maturity                125,571            6,583              (147)         132,007
                                     ---------------------------------------------------------------------
Available-for-sale:
     U.S. Treasury obligations                131,138              107            (1,000)         130,245
     U.S. agency obligations                  197,064                1            (2,246)         194,819
     Mortgage-backed securities               165,383               22            (5,706)         159,699
     Asset-backed securities                   14,590                2              (119)          14,473
     State and municipal securities            46,442              271            (2,200)          44,513
     Equity securities                         17,256               --                --           17,256
                                     ---------------------------------------------------------------------
        Total available-for-sale              571,873              403           (11,271)         561,005
                                     ---------------------------------------------------------------------
           Total securities             $     697,444    $       6,986     $     (11,418)   $     693,012
                                     =====================================================================

December 31, 1999
Held-to-maturity:
     U.S. Treasury obligations          $      35,043    $          64     $         (40)   $      35,067
     U.S. agency obligations                   12,502               --               (87)          12,415
     Mortgage-backed securities                   556                8                (1)             563
     State and municipal securities           105,163            6,235              (293)         111,105
                                     ---------------------------------------------------------------------
        Total held-to-maturity                153,264            6,307              (421)         159,150
                                     ---------------------------------------------------------------------
Available-for-sale:
     U.S. Treasury obligations                121,701               49              (691)         121,059
     U.S. agency obligations                  177,985               --            (2,197)         175,788
     Mortgage-backed securities               172,333               21            (4,849)         167,505
     Asset-backed securities                   10,979                7              (114)          10,872
     State and municipal securities            44,901               42            (3,390)          41,553
     Equity securities                         11,649               --                --           11,649
                                     ---------------------------------------------------------------------
        Total available-for-sale              539,548              119           (11,241)         528,426
                                     ---------------------------------------------------------------------
           Total securities             $     692,812    $       6,426     $     (11,662)   $     687,576
                                     =====================================================================

The Company does not expect to realize any of the unrealized gains or losses related to the securities in the held-to-maturity portfolio because it is the Company's intent to hold them to maturity. At that time the par value will be received. An exception to this expectation occurs when securities are called by the issuer prior to their maturity. In these situations, gains or losses may be realized. Gains or losses may be realized on securities in the available-for-sale portfolio as the result of sales of these securities carried out in response to changes in interest rates or for other reasons related to the management of the components of the balance sheet.

5.   Loans and the Allowance for Credit Losses

The balances in the various loan categories are as follows:

(in thousands)                         March 31, 2000      December 31, 1999         March 31, 1999
                                      ----------------     -----------------        -----------------
Real estate:
     Residential                            $ 493,613             $ 484,562                $ 432,025
     Nonresidential                           476,718               435,913                  496,821
     Construction                             150,158               171,870                  119,274
Commercial loans                              569,275               577,407                  368,427
Home equity loans                              52,742                49,902                   44,588
Consumer loans                                154,601               148,051                  125,177
Tax refund loans                               46,718                    --                   18,389
Leases                                         99,775                93,322                   89,057
Municipal tax-exempt obligations               11,915                12,530                    8,540
Other loans                                     6,183                 8,322                    5,463
                                      ----------------     -----------------        -----------------
              Total loans                 $ 2,061,698           $ 1,981,879              $ 1,707,761
                                      ================     =================        =================


The loan balances at March 31, 2000, December 31, 1999 and March 31, 1999 are net of approximately $5,035,000, $4,781,000, and $4,162,000 respectively, in deferred net loan fees and origination costs.

Specific kinds of loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Because this definition is very similar to that used by Management to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on nonaccrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest income in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired.

Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of March 31, 2000, December 31, 1999 and March 31, 1999:

                                                  March 31, 2000         December 31, 1999            March 31, 1999
                                                  --------------         -----------------            --------------
Loans identified as impaired                         $  8,355                 $9,496                     $13,273
Impaired loans for which a valuation
allowance has been determined                        $  8,355                 $8,221                     $ 8,632
Amount of valuation allowance                        $  3,370                 $3,726                     $ 3,342
Impaired loans for which no valuation
  allowance was determined necessary                 $    --                  $1,275                     $ 4,641

Because  the  loans   currently   identified   as  impaired   have  unique  risk
characteristics, the valuation allowance is determined on a loan-by-loan basis.

The following table discloses additional information (dollars in thousands) about impaired loans for the three-month periods ended March 31, 2000 and 1999:

                                    Three-month Periods
                                       Ended March 31,
                                      2000       1999
                                      ----       ----

Average amount of recorded
investment in impaired loans         $6,449     $13,368

Collections of interest from
impaired loans and recognized
as interest income                   $  --      $  --


The Company also provides an allowance for credit losses for other loans. These include (1) groups of loans for which the allowance is determined by historical loss experience ratios for similar loans; (2) specific loans that are not included in one of the types of loans covered by the concept of "impairment" but for which repayment is nonetheless uncertain; and (3) losses inherent in the various loan portfolios, but which have not been specifically identified as of the period end. The amount of the various components of the allowance for credit losses are based on review of individual loans, historical trends, current economic conditions, and other factors. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999.

Loans that are deemed to be uncollectible are charged-off against the allowance for credit losses. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

The valuation allowance for impaired loans of $3.4 million is included with the general allowance for credit losses of $27.6 million and allowance for credit losses from tax refund loans of $3.2 million reported on the balance sheet for March 31, 2000, which these notes accompany, and in the "All Other Loans" column in the statement of changes in the allowance account for the first three months of 2000 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(in thousands)                                              Refund
                                              Tax Refund    Other
                                                Loans       Loans        Total
                                               --------    --------    --------
Balance, December 31, 1999                     $    488    $ 28,198    $ 28,686
Provision for loan losses                         3,631       1,915       5,546
Loan losses charged against allowance            (2,869)     (5,964)     (8,833)
Loan recoveries added to allowance                1,959       3,486       5,445
                                               --------    --------    --------
Balance, March 31, 2000                        $  3,209    $ 27,635    $ 30,844
                                               ========    ========    ========

Balance, December 31, 1998                     $    333    $ 28,963    $ 29,296
Provision for loan losses                         2,759         960       3,719
Loan losses charged against allowance            (3,323)       (965)     (4,288)
Loan recoveries added to allowance                2,102         679       2,781
                                               --------    --------    --------
Balance, March 31, 1999                        $  1,871    $ 29,637    $ 31,508
                                               ========    ========    ========


6.       Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of March 31, 2000 and December 31, 1999, the Company held some properties which it had obtained in foreclosures. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company had written their carrying value down to zero.

Also included in other assets on the balance sheet for March 31, 2000 and December 31, 1999, are deferred tax assets and goodwill. In connection with acquisitions of other financial institutions, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The current balance of this intangible is $16.1 million. The purchased goodwill is being amortized over 10 and 15 year periods. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded .

7.       Long-term Debt and Other Borrowings

Long-term debt and other borrowings included $118.5 million and $85.0 million of advances from the Federal Home Loan Bank of San Francisco at March 31, 2000 and December 31, 1999, respectively.

8.       Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. For the Company, the only component of comprehensive income other than net income is the unrealized gain or loss on securities classified as available-for-sale. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the Consolidated Balance Sheets as accumulated other comprehensive income.

When a security that had been classified as available-for-sale is sold, a realized gain or loss will be included in net income and, therefore, in comprehensive income. Consequently, the recognition of any unrealized gain or loss for that security that had been included in comprehensive income in an earlier period must be reversed. These adjustments are reported in the consolidated statements of comprehensive income as reclassification adjustment for gains (losses) included in net income.

9.       Segment Disclosure

While the Company's products and services are all of the nature of commercial banking, the Company has seven reportable segments. There are six specific segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Processing, and the Northern Region. The remaining activities of the Company are reported in a segment titled "All Other". Detailed information regarding the Company's segments is provided in Note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the following disclosures for each of the segments. There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report.

The following tables present information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.


                                                                      Tax
 (in thousands)               Branch       Retail      Wholesale     Refund                 Northern        All
                            Activities    Lending       Lending     Programs    Fiduciary    Region        Other          Total
                           ------------ ------------  -----------  ----------  ----------- -----------  ------------  -------------
 Three months ended
      March 31, 2000
 Revenues from
   external customers         $  2,532     $ 15,150     $ 15,653    $ 24,222      $ 3,821    $ 20,115    $   13,098     $   94,590
 Intersegment revenues          26,604           52           --       1,889          850          --         3,773         33,168
                           ------------ ------------  -----------  ----------  ----------- -----------  ------------  -------------
 Total revenues               $ 29,136     $ 15,202     $ 15,653    $ 26,111      $ 4,671    $ 20,115    $   16,871     $  127,758
                           ============ ============  ===========  ==========  =========== ===========  ============  =============
 Profit (Loss)                $  5,587     $  2,754     $  4,376    $ 16,788      $ 2,121    $  6,209    $   (3,376)    $   34,459
 Interest income                    25       14,827       15,402      17,613           --      18,428        12,557         78,852
 Interest expense               17,272           53            1          --          771       5,908         1,671         25,677
 Internal charge for funds         248        9,726        9,170       2,776           --          --        11,248         33,168
 Depreciation                      334           46           26          28           33         270           494          1,231
 Total assets                   14,536      726,506      660,855      41,257        1,811     946,779     1,152,866      3,544,610
 Capital expenditures               --           --           --          --           --       2,579         3,383          5,961

 Three months ended
      March 31, 1999
 Revenues from
   external customers         $  2,077     $ 12,227     $ 12,391    $ 13,384      $ 3,401    $ 17,007    $   11,899     $   72,386
 Intersegment revenues          18,203           53           --       1,713          620          --         3,537         24,126
                           ------------ ------------  -----------  ----------  ----------- -----------  ------------  -------------
 Total revenues               $ 20,280     $ 12,280     $ 12,391    $ 15,097      $ 4,021    $ 17,007    $   15,436     $   96,512
                           ============ ============  ===========  ==========  =========== ===========  ============  =============
 Profit (Loss)                $  4,582     $  2,937     $  4,163    $  9,535      $ 1,853    $  5,777    $   (3,975)    $   24,872
 Interest income                    14       11,918       12,006       7,477           --      15,636        11,064         58,115
 Interest expense                9,862           55           --          --          556       4,981           816         16,270
 Internal charge for funds         199        7,532        6,422         546           --          --         9,427         24,126
 Depreciation                      399           37           23          24           36         331           352          1,202
 Total assets                   13,035      611,099      538,730      13,552        1,408     851,006       671,432      2,700,262
 Capital expenditures               --           --           --          --           --          35         1,569          1,604



The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively in the consolidated statements of income for the three-month periods ended March 31, 2000 and 1999.

                                                    Three Months ended March 31,
                                                      2000               1999
                                                   ---------          ---------
Total revenues for

  reportable segments                              $ 127,758          $  96,512
Elimination of
  intersegment revenues                              (33,168)           (24,126)
Elimination of taxable
  equivalent adjustment                               (1,393)            (1,431)
                                                   ---------          ---------
Total consolidated revenues                        $  93,197          $  70,955
                                                   =========          =========

Total profit or loss
  for reportable segments                          $  34,459          $  24,872
Elimination of taxable
  equivalent adjustment                               (1,393)            (1,431)
                                                   ---------          ---------
Income before income taxes                         $  33,066          $  23,441
                                                   =========          =========

10.      New Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, "Accounting Derivative Instruments and Hedging Activities", was issued during the second quarter of 1998 and will become effective for the Company as of January 1, 2001. This statement is not expected to have a material impact on the operating results or the financial position of the Company.

11.      Contengencies

The Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit recently filed by an unaffilliated financial institution. The lawsuit generally relates to the Company's tax refund program.

The Company has retained outside legal counsel to represent its interests in this matter. The Company does not believe that it has infringed any patents as alleged in the lawsuit and intends to vigorously defend itself in this matter. The amount of alleged damages are not specified in the papers received by the Company. Therefore, Management cannot estimate the amount of any possible loss at this time in the event of an unfavorable outcome.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as the "Company") posted earnings of $19.8 million for the quarter ended March 31, 2000, up $5.3 million over the same quarter last year. Diluted per share earnings for the first quarter of 2000 were $0.80 compared to $0.59 earned in the first quarter of 1999.

In various sections of this discussion and analysis, attention is called to the significant impacts on the Company's balance sheet and income statement caused by its tax refund and transfer programs. The actions taken by the Company to manage this program are discussed in a specific section of this discussion titled "Refund Anticipation Loan and Refund Transfer Programs." Readers are referred to this section because Management believes that the explanation of the impacts will be clearer to the reader if those actions are all described in one place.

Compared to the first quarter of 1999, net interest income (the difference between interest income and interest expense) increased by $11.4 million in the first quarter of 2000, an increase of 28.13%. This was due primarily to the seasonal impact of the income tax refund loan programs and additional interest on other loans. Loans other than tax refund loans increased 19% from $1.693 billion at March 31, 1999, to $2.018 billion a year later. Interest income from loans for the quarter was $61.9 million, up $18.7 million or 43%. Of this increase, $5.7 million related to the substantially expanded refund loan program.

Deposits increased $686.9 million or 29.1% during the last 12 months, while interest expense increased $7.6 million. As explained more fully in the section below covering the tax refund products, approximately $385 million of this growth was due to issuing certificates of deposits through brokerage firms to fund the tax refund loans.

Noninterest income, exclusive of gains or losses on securities transactions, increased by $1.8 million over the same quarter of 1999. Trust and Investment Services fees were up $414,000.

Provision expense for the first quarter of 2000 for loans other than tax refund loans was $1,915,000, compared to $960,000 provided in the first quarter of 1999. The provision for tax refund loans for the first quarter of 2000 was $3,631,000 compared to $2,759,000 for the first quarter of 1999.

Noninterest expenses increased in the first quarter of 2000 compared to the same quarter of 1999, from $27.5 million to $28.8 million. However, because of the increases in net interest income and noninterest income, the Company's operating efficiency ratio, which measures what proportion of a dollar of operating income it takes to earn that dollar, improved from 48.9% for the first quarter of 1999 to 41.6% for the first quarter of 2000.

The Company earned $0.80 per diluted share in the first quarter of 2000 compared with $0.59 in the first quarter of 1999.

BUSINESS

The Company is a bank holding company. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. Its major subsidiaries are Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB") including its affiliate South Valley National Bank ("SVNB"). SBB&T is a state-chartered commercial bank and is a member of the Federal Reserve System. FNB is a nationally chartered commercial bank and is also a member of the Federal Reserve System. They offer a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services. The Company's third active subsidiary is Pacific Capital Commercial Mortgage, Inc. ("PCCM"). The primary business activity of PCCM is brokering commercial real estate loans and servicing those loans for a fee. Bancorp provides support services, such as data processing, personnel, training, and financial reporting to the subsidiary banks. Bancorp has one inactive subsidiary, Pacific Capital Services Corporation.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements with respect to the financial conditions, results of operations and business of the Company. These include statements about the Company's plans, objectives, expectations and intentions that are not historical facts. When used in this Report, the words "expects", "anticipates", "plans", "believes", "seeks", "estimates", and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California, are less favorable than expected; (4) changes in the IRS's handling of electronic filing and refund payments adversely affect the Company's RAL and refund transfer ("RT") programs; (5) legislation or regulatory requirements or changes adversely affect the business in which the Company will be engaged; and (6) other risks detailed in the Pacific Capital Bancorp 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

TOTAL ASSETS AND EARNING ASSETS


The chart below shows the growth in average total assets and deposits since 1996. Annual averages are shown for 1996 and 1997; quarterly averages are shown for 1998, 1999 and 2000. Because significant but unusual cash flows sometimes occur at the end of a quarter and at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters.

Chart 1 GROWTH IN AVERAGE ASSETS AND DEPOSITS ($ in millions)

$3,500                                                     AAA
$3,450
$3,400

$3,350                                                    A
$3,300
$3,250

$3,200                                                   A
$3,150
$3,100

$3,050                                                  A
$3,000                                                     DDD
$2,950                                                 A
$2,900                                                    D
$2,850                                          AAAAAAA

$2,800                                AAA      A
                                         A               D
$2,750                                    A   A
                                           AAA

$2,700                               A

$2,650                                                  D
                                    A
$2,600

                                 AAA

$2,550                          A
                               A                       D
$2,500                      AAA
                           A
$2,450                                DDD
                          A              D      DDDDDDD
$2,400             AAAAAAA           D         D
                  A                      D   D
$2,350                              D      DDD
                 A
$2,300                           DDD
                                D

$2,250          A               D
                            DDD

$2,200                     D
               A
$2,150                    D
              A    DDDDDDD
$2,100
                  D

$2,050       A

$2,000      A    D

$1,950
           A    D
$1,900
               D

$1,850    A
              D

$1,800
        AA   D

$1,750

$1,700 A    D

$1,650     D

$1,600    D

$1,550  DD

$1,500 D

                  1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st
        '96  '97  '98  '98  '98  '98  '99  '99  '99  '99  '00

A = Assets    D = Deposits

Deposit balances also have been included in the chart because, prior to 1999, as reflected in Chart 1, changes in assets were primarily related to changes in deposit levels. As deposit funds were received, they were either lent to customers or invested in securities. In 1999, the growth in assets was driven more by increasing loan demand than by deposit growth. As explained below, the Company funded much of this growth from the proceeds of maturing securities and by borrowing funds from other financial institutions. This change is reflected in the chart by assets increasing more than deposits.

The overall growth trend shown above for the Company prior to 2000 is due in part to the continuing consolidation in the financial services industry. The
Company has obtained new customers as they became dissatisfied when the character of their local bank was changed by an acquiring institution. The Company also acquired First Valley Bank ("FVB") and Citizens State Bank ("CSB") in 1997 and merged them into SBB&T. Contrary to the general pattern of banks losing customers of the acquired institution, depositors of these two banks have kept their deposits with SBB&T. The same experience has been seen with the depositors of FNB and SVNB, namely that deposits have increased since the merger in December of 1998. Because this merger was accounted for as a pooling of interests, asset and deposit totals for periods prior to the merger have been restated to include their balances. SBB&T has also opened three new offices in Ventura County and one new office in northern Santa Barbara County during the period covered by the chart. A decrease in average deposits for the second quarter compared to the first is not unusual although it did not occur in 1997 or 1998. Such decreases are usually the result of tax payments and payments of holiday bills. In 1999, some of the decrease was probably due to funds being withdrawn for investment purposes as stock markets have continued their strong rise.

The major reason for the large increase in assets and deposits during the first quarter of 2000 was the significant expansion of the Company's tax refund loan program. The Company issued approximately $405 million in certificates of deposit to fund these loans. The funding of the program is explained in greater detail in the section below titled "Refund Anticipation Loan and Refund Transfer Programs".

Earning assets consist of the various assets on which the Company earns interest income. On average, the Company earned interest on 94.2% of its assets during the first three months of 2000. This compares with an average of 89.8% for peer FDIC-Insured Commercial Banks. (See Note A. Notes are found at the end of this report.) Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are nonearning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure, avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks which are faster than those used by most banks of comparable size. These systems permit the Company to put the cash to use more quickly. At the Company's current size (excluding the extra assets due to the certificates of deposits added for the tax refund loan program), these and other steps have resulted in about $141 million more assets earning interest during the first three months of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property. However, on balance, Management believes that these steps give the Company an earnings advantage.

INTEREST RATE SENSITIVITY

Most of the Company's earnings arise from its functioning as a financial intermediary. As such, it takes in funds from depositors and then either lends the funds to borrowers or invests the funds in securities and other instruments. The Company earns interest income on loans and securities and pays interest expense on deposits and other borrowings. Net interest income is the difference in dollars between the interest income earned and the interest expense paid.

The following first table shows the average balances of the major categories of earning assets and liabilities for the three-month periods ended March 31, 1999 and 2000 together with the related interest income and expense. A second table, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 1999 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 1 shows that for the first quarter of 2000, NOW accounts averaged $313,284,000, interest expense for them was $545,000, and the average rate paid was 0.71%. In the first quarter of 1999, NOW accounts averaged $291,216,000, interest expense for them was $589,000, and the average rate paid was 0.82%. Table 2 shows that the $44,000 decrease in interest expense for demand deposits from the first quarter of 1999 to the first quarter of 2000 is the net result of a $45,000 increase in interest expense due to the higher balances in 2000, offset by a reduction of $89,000 in interest expense due to the lower rates paid during 2000.

These tables also disclose the net interest margin for the reported periods. Net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company's assets. If the Company is able to maintain the net interest margin as the Company grows, the amount of net interest income will increase. If the net interest margin decreases, net interest income can still increase, but earning assets must increase at a higher rate. This serves to replace the net interest income that is lost by the decreasing rate by increasing the volume.


TABLE 1 - AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
(dollars in thousands)                               Three months ended                         Three months ended
                                                       March 31, 2000                              March 31, 1999
                                           --------------------------------------      --------------------------------------
                                             Average       Income/       Yield/          Average        Income/       Yield/
                                            Balances       Expense        Rate          Balances        Expense        Rate
                                           --------------------------------------      --------------------------------------
ASSETS
Short-term investments                        $362,945       $4,949        5.53%          $186,531        $2,227       4.80%
Securities:  (2)
    Taxable                                    548,046        8,269        6.12%           606,600         9,000       6.02%
    Non-taxable                                143,479        3,670       10.23%           134,775         3,553      10.54%
                                           ------------    ---------                   ------------    ----------
      Total securities                         691,525       11,939        6.97%           741,375        12,553       6.84%
                                           ------------    ---------                   ------------    ----------
Loans and leases:  (3)
    Commercial                                 579,753       13,659        9.55%           375,967         8,289       8.94%
    Ready equity                                53,086        1,251        9.56%            46,685         1,009       8.77%
    Real estate                              1,097,755       22,701        8.27%           987,080        21,075       8.54%
    Installment and consumer loans             172,176        4,666       10.99%           148,178         3,782      10.35%
    Leasing                                    105,874        2,619       10.03%            82,710         2,060      10.10%
    Tax refund loans                           212,025       17,068       32.65%            42,496         7,120      67.95%
                                           ------------    ---------                   ------------    ----------
      Total loans and leases                 2,220,669       61,964       11.26%         1,683,116        43,335      10.37%
                                           ------------    ---------                   ------------    ----------
      Total earning assets                   3,275,139       78,852        9.72%         2,611,022        58,115       8.97%
Allowance for credit losses                    (31,395)                                    (32,303)
Other assets                                   231,551                                     210,403
                                           ------------                                ------------

TOTAL ASSETS                                $3,475,295                                  $2,789,122
                                           ============                                ============
LIABILITIES

Deposits:
    Interest-bearing demand                   $313,284          545        0.71%          $291,216           589       0.82%
    Savings and money market                   827,253        6,535        3.20%           779,109         5,221       2.72%
    Time deposits                            1,170,107       15,841        5.49%           785,953         9,467       4.89%
                                           ------------    ---------                   ------------    ----------
      Total interest-bearing deposits        2,310,644       22,921                      1,856,278        15,277
Borrowed funds                                 195,175        2,756        5.73%           $75,997           993       5.30%
                                           ------------    ---------    ---------      ------------    ----------     -------
      Total interest-bearing liabilities     2,505,819       25,677        4.16%         1,932,275        16,270       3.41%
Noninterest-bearing demand deposits            692,215                                     603,432
Other liabilities                               31,634                                      33,729
                                           ------------                                ------------
TOTAL LIABILITIES                            3,229,668                                   2,569,436

Shareholders' equity                           245,627                                     219,686
                                           ------------                                ------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                        $3,475,295                                  $2,789,122
                                           ============                                ============

Net interest rate spread                                                   5.56%                                       5.56%
NET INTEREST INCOME AND NET
                                                           ---------                                   ----------
    INTEREST MARGIN                                         $53,175        6.54%                         $41,845       6.44%
                                                           =========                                   ==========

(1) Income amounts are presented on a fully taxable equivalent basis. The federal statutory rate was 35% for all periods presented.

(2) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3) Nonaccrual loans are included in loan balances. Interest income includes related fees income.



TABLE 2 -   RATE/VOLUME ANAYSIS  (1) (2)
(in thousands)                                             Three months ended
                                                    March 31, 2000 vs March 31, 1999
                                        ----------------------------------------------------------
                                          Change in     Change in
                                           Average       Income/           Rate         Volume
                                           Balance       Expense          Effect        Effect
                                        ----------------------------------------------------------
EARNING ASSETS:
Short-term investments                       $176,414         $2,722          $   377     $ 2,345
Securities: (3)
    Taxable                                   (58,554)          (731)             150        (881)
    Non-taxable                                 8,704            117             (106)        223
                                        ----------------------------------------------------------
      Total securities                        (49,850)          (614)              44        (658)
                                        ----------------------------------------------------------
Loans and leases: (4)
    Commercial                                203,786          5,370              604       4,766
    Ready equity                                6,401            242               96         146
    Real estate                               110,675          1,626             (665)      2,291
    Installment and consumer loans             23,998            884              244         640
    Leasing                                    23,164            559              (14)        573
    Tax refund loans                          169,529          9,948          (18,456)     28,402
                                        ----------------------------------------------------------
      Total loans and leases                  537,553         18,629          (18,191)     36,818
                                        ----------------------------------------------------------

TOTAL EARNING ASSETS                         $664,117         20,737          (17,769)     38,504
                                        ==============

INTEREST-BEARING LIABILITIES
Deposits:
    Interest-bearing demand                   $22,068            (44)             (89)         45
    Savings and money market                   48,144          1,314              991         323
    Time deposits                             384,154          6,374            1,747       4,627
                                        ----------------------------------------------------------
      Total deposits                          454,366          7,644            2,649       4,995
Borrowed funds                                119,178          1,763              206       1,557
TOTAL INTEREST-BEARING
    LIABILITIES                              $573,544          9,407            2,855       6,552
                                        ==============--------------------------------------------

NET INTEREST INCOME (4)                                      $11,330         ($20,624)    $31,952
                                                      ============================================

(1) Income amounts are presented on a fully taxable equivalent (FTE) basis. The federal statutory rate was 35% for all periods presented.

(2) The change not solely due to volume or rate has been prorated into rate and volume components.

(3) Average securities balances are based on amortized cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(4) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Because such large proportions of the Company's balance sheet is made up of interest-earning assets and interest-bearing liabilities, and because such a large proportion of its earnings is dependent on the spread between interest earned and interest paid, it is critical that the Company measure and manage its interest rate sensitivity. Measurement is done by estimating the impact of changes in interest rates over the next twelve months on net interest income and on net economic value. Net economic value is the net present value of the cash flows arising from assets and liabilities discounted at their acquired rate plus or minus assumed changes.

Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straight forward. Estimating changes that would result from increases or decreases in interest rates is substantially more difficult. Estimation is complicated by a number of factors: (1) some financial instruments have interest rates that are fixed for their term, others that vary with rates, and others that are fixed for a period and then reprice using then current rates; (2) the rates paid on some deposit accounts are set by contract while others are priced at the option of the Company; (3) the rates for some loans vary with the market, but only within a limited range; (4) customers may prepay loans or withdraw deposits if interest rates move to their disadvantage, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) interest rates do not change at the same time or to the same extent.

To address the complexity resulting from these and other factors, a standard practice developed in the industry is to compute the impacts of hypothetical interest rate "shocks" on the Company's asset and liability balances. A shock is an immediate change in all interest rates. The resulting impacts indicate how much of the Company's net interest income and net economic value are "at risk" (would deviate from the base level) if rates were to change in this manner. Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company's December 31, 1999, and March 31, 2000 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

                                Shocked by -2%    Shocked by +2%
                                --------------    --------------

As of  December 31, 1999
Net interest income               (4.26%)            +3.00%
Net economic value                +8.84%             (6.61%)

As of  March 31, 2000
Net interest income               (4.34%)            +3.14%
Net economic value                +9.27%             (7.09%)

The differences in the results are due to changes in the relative size of the various components of the Company's balance sheet (the product mix) over the last three months and the changes in the maturities and/or repricing opportunities of the financial instruments held. Because the effect of changes on net interest income is measured over the next twelve months, the results will depend on whether more assets or liabilities will reprice within that period. If the Company has more assets repricing within one year than it has liabilities, then net interest income will increase with increases in rates and decrease as rates decline. The opposite effects will be observed if more liabilities than assets reprice in the next twelve months. As indicated in several other sections of this discussion, much of the growth in loans has occurred in types which have fixed rates for at least several years and much of this growth has been funded by lowering short-term investments. As indicated, these changes tend to cause liabilities to reprice sooner than assets and reduce net interest income at least over the next 12 months. To offset this effect, the Company took several actions late in the 2nd quarter and throughout the 3rd quarter, including sales of securities, fixed-rate longer-term borrowing, and entering into fixed-for-variable interest rate swaps.

The same changes to the balance sheet and mitigating steps mentioned above in connection with net interest income also account for the changes in net economic value. However, the computation of net economic value discounts all cash flows over the life of the instrument, not only the next twelve months. Therefore, the results tend to be more pronounced. For example, in estimating the impact on net interest income of a two percent rise in rates on a security maturing in three years, only the negative impact during the first year is captured in net interest income. In estimating the impact on net economic value, the negative impact for all three years is captured.

The changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates are not exactly symmetrical in that the same percentage of increase and decrease in the hypothetical interest rate will not cause the same percentage change in net interest income or net economic value. This occurs because various contractual limits and non-contractual factors come into play. An example of the former is the "interest rates cap" on loans, which may limit the amount that rates may increase. An example of the latter is the assumption on how low rates could be lowered on administered rate accounts. The degree of symmetry changes as the base rate changes from period to period and as there are changes in the Company's product mix. For instance, the assumed floors on deposit rates are more likely to come into play in a 2% decrease if the base rate is lower. To the extent that consumer variable rate loans are a larger proportion of the portfolio than in a previous period, the caps on loan rates, which generally are present only in consumer loans, would have more of an adverse impact on the overall result.

For these computations, the Company makes certain assumptions that significantly impact the results. For example, the Company must make assumptions about the duration of its non-maturity deposits because they have no contractual maturity, and about the rates that would be paid on the Company's administered rate deposits as external yields change. These assumptions are reviewed each quarter and changed as deemed appropriate to reflect the best information available to Management.

In addition to the simulations using the sudden rate changes, hypothetical scenarios are also used that include gradual interest rate changes. The most recent modeling using these more realistic hypothetical scenarios confirms that the Company's interest rate risk profile is relatively balanced, i.e., the negative impact on net economic value from hypothetical changes in interest rates is not excessive, and that the results are within normal expectations. However, along with the assumptions used for the shock computations, these computations using gradual changes require certain additional assumptions with respect to the magnitude, direction and volatility of the interest rate scenarios selected which affect the results.

The Company's exposure to interest rate risk is discussed in more detail in the 1999 10-K MD&A.

DEPOSITS AND RELATED INTEREST EXPENSE

While there occasionally may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. As noted in the discussion accompanying the chart and as discussed in the section titled "Refund Anticipation Loan and Refund Transfer Programs," there was a significant increase in deposits during the first quarter of 2000 to fund these programs. These deposits bear a higher interest rate than other deposits and the rate paid on time deposits as shown in Table 1 reflect this higher rate.

The rate of growth of any financial institution is restrained by the capital requirements discussed in the section of this report titled "Capital Resources and Company Stock". Growth at too rapid a pace will result in capital ratios that are too low. The normal orderly growth experienced by the Company has been planned by Management and Management anticipates that it can be sustained because of the strong capital position and earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB and CSB acquisitions, and successfully encouraging former customers of merged financial institutions to become customers of the Company. The abnormal growth in deposits related to the tax refund programs was carefully planned to provide the least expensive source of funding and within the context of maintaining the Company's well-capitalized classification as measured at each quarter-end.

LOANS AND RELATED INTEREST INCOME

The end-of-period loan balances as of March 31, 2000, have increased by $79.8 million compared to December 31, 1999, and by $353.9 million compared to March 31, 1999. As shown in the table in Note 5 to the consolidated financial statements, each one of the categories of loans increased in the last 12 months except nonresidential real estate.

Residential real estate loans have continued to increase but at a slower rate than was seen in 1998 and 1999. Recent increases in interest rates have reduced the demand for refinancing. Most of the residential real estate loans held are adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield increases for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate.

The balances of nonresidential real estate loans tend to vary more than other loan types because the average size is larger than for other loan types and typically have shorter maturities. Therefore originations and payoffs have a proportionally larger impact on the outstanding balance.

Construction loans have also grown over the last year. Silicon Valley, which is adjacent to the Company's northern market areas, has recently seen rapidly rising housing prices because of limited supply. This has caused new housing construction activity to increase in areas that are within commuting distance, and the Company is financing some of this construction.

Commercial loans have shown the largest increase over the last 12 months as businesses in the Company's market areas continue to benefit from the strong economy.

The consumer loan portfolio has increased primarily because of an increased number of indirect auto loans. Indirect auto loans are loans purchased from auto dealers. The dealers' loans must meet the credit criteria set by the Company.

About 90% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. The expanded program in 2000 resulted in $46.7 million of loans outstanding at the end of the quarter compared to $18.4 million in tax refund loans outstanding at March 31, 1999. There were no such loans outstanding at December 31, 1999.

The average balances and yields for loans for the first three months of 2000 and 1999 are reported in Table 1. As explained in the section below titled "Refund Anticipation Loan and Refund Transfer Programs," the fees charged for the tax refund loans are unrelated to the time they are outstanding and related more to the cost to process and the credit risk. The yields reported in Table 1 for these loans therefore are significantly impacted by the length of time they are outstanding, because the income is annualized. Average yields for the first three months of 2000 and 1999 without the effect of tax refund loans were 8.96% and 8.95%, respectively.

The Federal Open Market Committee of the Federal Reserve Board has increased its target market rates a number of times in the last 12 months. Along with most other financial institutions, the Company has increased its prime rate to reflect the change in market rates. Despite these increases, the average rate earned on loans aside from tax refund loans has remained virtually identical to the rate in the first quarter of 1999. Among the reasons for this are (1) only those loans which are indexed to prime are repriced by this change, (2) many customers have refinanced or repaid their fixed rate loans made in prior years when rates were higher, and (3) customers are now presented with a number of nonbank sources from which to borrow. This competition has brought about a lowering of the rates to attract borrowers.

OTHER LOAN INFORMATION

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)                            March 31,           December 31,
                                           2000                  1999
                                           ----                  ----
Commitments to extend credit
     Commercial                          $395,386              $369,695
     Consumer                              72,824                70,744
 Standby letters of credit                 23,410                20,811


The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. The Company does anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company defers and amortizes loan fees collected and origination costs incurred over the lives of the related loans. For each category of loans, the net amount of the unamortized fees and costs are reported as a reduction or addition, respectively, to the balance reported. Because the fees collected are generally less than the origination costs incurred for commercial and consumer loans, the total net deferred or unamortized amounts for these categories are additions to the loan balances.

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report for 1999 on Form 10-K. This methodology involves estimating the amount of credit loss inherent in each of the loan and lease portfolios taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 5 to the financial statements.

Table 3 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the first quarter of 2000, and at the end of the previous four quarters.

Shown for both the Company and its peers are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans. While the Company does not determine its allowance for credit loss to achieve particular target ratios, the Company does nonetheless compute its ratios and compares them with peer ratios as a check on its methodology. Only two other banks operate national refund loan and transfer programs. Therefore, refund loans and the portion of the allowance for credit losses that specifically relates to refund loans are excluded from the Company's figures and ratios for the table for comparability.

Nonperforming   assets  include  noncurrent  loans  and  foreclosed   collateral
(generally real estate).


Table 3--ASSET QUALITY
(dollars in thousands)
                                      March 31,      December 31,    September 30,      June 30,        March 31,
                                        2000            1999             1999             1999             1999
                                      -------          -------          -------          -------          -------
COMPANY AMOUNTS:
Loans delinquent
  90 days or more                     $ 2,784          $    80          $   347          $   122          $   301
Nonaccrual loans                       11,666           14,152           14,313           16,319           17,915
                                      -------          -------          -------          -------          -------
Total noncurrent loans                 14,450           14,232           14,660           16,441           18,216
Foreclosed real estate                   --               --               --               --               --
                                      -------          -------          -------          -------          -------
Total nonper-
  forming assets                      $14,450          $14,232          $14,660          $16,441          $18,216
                                      =======          =======          =======          =======          =======
Allowance for credit losses
  other than RALs                     $27,635          $28,198          $28,404          $29,616          $29,637
Allowance for RALs                      3,209              488             --               --              1,871
                                      -------          -------          -------          -------          -------
Total allowance                       $30,844          $28,686          $28,404          $29,616          $31,508
                                      =======          =======          =======          =======          =======

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of
  allowance for credit
  losses to total loans                  1.37%            1.42%            1.49%            1.63%            1.75%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans              191%             198%             194%             180%             163%
Ratio of noncurrent
  loans to total loans                   0.72%            0.72%            0.77%            0.90%            1.08%
Ratio of nonperforming
  assets to total assets                 0.41%            0.49%            0.51%            0.60%            0.68%

FDIC PEER
  GROUP RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans                   n/a             1.82%            1.85%            1.99%            2.06%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans              n/a              221%             210%             223%             209%
Ratio of noncurrent
  loans to total loans                    n/a             0.58%            0.62%            0.89%            0.99%
Ratio of nonperforming
  assets to total assets                  n/a             0.83%            0.88%            0.62%            0.69%



The allowance for credit losses (other than tax refund loans) compared to total loans remains slightly lower than the corresponding ratios for the Company's peer group. This is consistent with the fact that the Company generally has a lower ratio of net charge-offs to average loans as shown in the following table:

Ratio of Net Charge-Offs to Average Loans:
                                                     1999     1998     1997     1996    1995
Pacific Capital Bancorp (excl. tax refund loans)     0.24%    0.02%    (0.03%)  0.12%   0.86%
FDIC Peers                                           0.68%    1.08%    1.03%    0.89%   0.69%

Management identifies and monitors other loans that are potential problem loans although they are not now delinquent more than 90 days. Table 4 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for March 31, 2000 (amounts in thousands).

Table 4--NONCURRENT AND OTHER POTENTIAL PROBLEM LOANS

                                                  Noncurrent  Other Potential
                                                       Loans   Problem Loans
                                                  ---------------------------
Loans secured by real estate:
       Construction and
             land development                       $  --          $ 2,388
      Agricultural                                     --            3,208
      Home equity lines                                 258            749
      1-4 family mortgage                             2,437          4,471
      Multifamily                                      --              135
      Nonresidential, nonfarm                         2,803          9,138
Commercial and industrial                             7,548         17,939
Leases                                                  364            227
Other consumer loans                                  1,040          2,115
Other Loans                                            --             --
                                                    -------        -------
                  Total                             $14,450        $40,370
                                                    =======        =======

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of March 31, 2000 (amounts in thousands).

         Doubtful                     $4,566
         Substandard                  $4,148
         Special Mention              $1,279

The total of the above numbers is less than the total allowance. Most of the allowance is allocated to loans which are not currently regarded as potential problem loans, but for which, based on the Company's experience, there are unidentified losses among them. The amounts allocated both to potential problem loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K. Based on these considerations, Management believes that the allowance for credit losses at March 31, 2000 was adequate to cover the losses inherent in the loan and lease portfolios as of that date.

HEDGES, DERIVATIVES, AND OTHER DISCLOSURES

The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company has entered into several interest rate swaps to mitigate interest rate risk late in 1999. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or pools of instruments--loans, securities, or deposits with similar interest rate characteristics or terms. The notional amount of the swaps in place at March 31, 2000 was $34 million with a market value of approximately $512,000.

Statement of Financial Accounting Standards No. 133, "Accounting Derivative Instruments and Hedging Activities", was issued during the second quarter of 1998 and will become effective for the Company as of January 1, 2001 or earlier should the Company so choose. The Company expects to implement this reporting on January 1, 2001. This statement is not expected to have a material impact on the operating results or the financial position of the Company.

The Company has not purchased any securities arising out of highly leveraged transactions, and its investment policy prohibits the purchase of any securities of less than investment grade, the so-called "junk bonds."

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreements to resell ("reverse repo agreements"). These agreements are investments which are collateralized by securities or loans of the borrower and mature on a daily basis. The sales of Federal funds are on an overnight basis as well. The amount of Federal funds sold and reverse repo agreements purchased during the quarter is an indication of Management's estimation during the quarter of immediate cash needs, the excess of funds supplied by depositors over funds lent to borrowers, and relative yields of alternative investment vehicles.

As shown in Table 1, the average balance of these short-term investments for the first three months of 2000 was more than for the first three months of 1999. As explained in the section below titled "Refund Anticipation Loan and Refund
Transfer Programs," the reason for this change is that the Company had to arrange for a substantial amount of funding for the refund loan program. The funding could not be arranged for as short a period as was needed for the tax refund loans, and the Company therefore had an excess amount of funds on hand for much of the first quarter. Some of this excess was used to purchase securities, but most was sold as Federal funds or invested with other institutions in reverse repo agreements.

OTHER BORROWINGS, LONG-TERM DEBT AND RELATED INTEREST EXPENSE

Other borrowings consist of securities sold under agreements to repurchase, Federal funds purchased, Treasury Tax and Loan demand notes, and borrowings from the "FRB". Generally, Federal funds have been purchased only from other local financial institutions as an accommodation to them. However, because of the need for additional funding this year to support the very strong loan demand, the Company has purchased additional funds. Nonetheless, because the average total of other borrowings still represents a very small portion of the Company's source of funds (less than 5%), all of these short-term items have been combined for the following table.

Table 5 indicates for other borrowings the average balance (dollars in millions), the rates and the proportion of total assets funded by them over the last six quarters.

Table 5--OTHER BORROWINGS

                             Average           Average          Percentage of
     Quarter Ended         Outstanding          Rate        Average Total Assets
     -------------        --------------   -------------- ----------------------
     December       1998     $33.5              4.40%               1.3%
     March          1999      26.7              4.43                1.0
     June           1999      44.3              4.54                1.6
     September      1999      30.1              4.68                1.1
     December       1999      61.7              5.13                2.2
     March          2000      82.2              3.81                2.4

The amount of these borrowings rose in the fourth quarter of 1999 as the growth in loans continued to exceed the growth in deposits and the Company turned to nondeposit sources to fund the loan growth.

Long-term  debt  consists  of advances  from the  Federal  Home Loan Bank of San
Francisco ("FHLB"). The outstanding advances from the FHLB March 31, 2000 totaled $118.5 million. The scheduled maturities of the advances are $40.5 million in 1 year or less, $15.4 million in 1 to 3 years, and $62.6 million in more than 3 years.

Table 6 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last six quarters.

Table 6--LONG-TERM DEBT

                            Average         Average           Percentage of
   Quarter Ended          Outstanding        Rate         Average Total Assets
   -------------         --------------  -------------  ----------------------
   December       1998      $35.8            5.96%                1.4%
   March          1999       49.3            5.66                 1.8
   June           1999       67.9            5.73                 2.5
   September      1999      107.9            5.90                 3.9
   December       1999       88.4            6.07                 3.1
   March          2000      112.9            7.02                 3.3

The Company has increased this long-term debt over the last two quarters. This has been done both to provide funding for the loan growth noted above and because much of the loan growth has been in fixed rate products. FHLB advances are among the easiest means of mitigating the market risk incurred through the growth in fixed loans. One of the methods of managing interest rate risk is to match repricing characteristics of assets and liabilities. When fixed-rate assets are matched by similar term fixed-rate liabilities, the deterioration in the value of the asset when interest rates rise is offset by the benefit to the Company from having the matching debt at lower than market rates.

OTHER OPERATING INCOME AND EXPENSE

Other operating income consists of income earned other than interest. On an annual basis, trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration.

There are several reasons for the variation in fees from quarter to quarter. Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. This accounts for approximately $288,000 of the fees earned in the first three months of 1999 and $306,000 of the fees earned in the first three months of 2000. Variation is also caused by the recognition of probate fees. These fees are accrued when the work is completed, rather than as the work is done, because it is only upon the completion of probate that the amount of the fee is established by the court.

Other categories of noninterest operating income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" are the electronic refund transfer fees (described below in "Refund Anticipation Loan and Refund Transfer Programs"), service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers.

The following table shows some of the major items of other operating income and expense for the three months ended March 31, 2000 and 1999 that are not specifically listed in the consolidated statements of income.

TABLE 7--OTHER OPERATING INCOME AND EXPENSE
(dollars in thousands)
                                           Three Months Ended
                                               March 31,
                                       ------------------------
                                            2000        1999
                                       ------------------------
Noninterest income
      Merchant credit card processing      $ 1,745     $ 1,559
      Trust fees                           $ 3,823     $ 3,351
      Refund transfer fees                 $ 6,609     $ 5,808

Noninterest expense
      Marketing                              $ 533       $ 550
      Consultants                          $ 1,343     $ 2,465
      Merchant credit card clearing fees   $ 1,386     $ 1,214

The largest component of noninterest expense is staff expense. There is some increase in this expense each quarter caused by the addition of staff. Other factors cause some variation in staff expense from quarter to quarter. Staff expense will usually increase in the early part of each year because adjustments arising from the annual salary review for all Company exempt employees are effective on either January 1 or March 1. In 2000, these increases averaged approximately 5%. In addition, some temporary staff is added in the first quarter for the RAL program.

Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income. The Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected net income for the year.

Staff size is closely monitored in relation to the growth in the Company's revenues and assets. The following table compares salary and benefit costs as a percentage of revenues and assets for the three-month periods ended March 31, 2000 and 1999.

                           Three Months Ended
                               March 31,
                           2000         1999

Salary and benefits as
  a percentage of total
  revenues                 15.7%        18.0%

Salary and benefits as
  a percentage of average
  assets                   0.42%        0.46%

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Some of the additional occupancy expense relates to new facilities that were leased subsequent to the fire at the Company's administrative headquarters which occurred February 20, 1999. 105 employees that worked in the building needed to be immediately located to different work locations. Vacant commercial office space of sufficient size is very limited in the area. In order to provide new work space for the displaced employees, the Company rented a building much larger than the former administrative building. In general, the new space is more expensive than the former building. Insurance will cover the cost for the same amount of space; however, the additional space may not be reimbursable. Some of the additional space will be utilized by moving employees from other leased space and the remainder of the building will be subleased. Occupancy expense is higher in 2000 than in 1999 because of the additional space. Eventually, this cost will be offset with subleasing income and the discontinuation of other lease expense as employees are moved to the new building.

Included in other noninterest expense is consultant expense for legal and professional services. The amount incurred in the first quarter of 2000 is substantially less than that incurred in the first quarter of 1999. A large proportion of the 1999 expenses were consultant fees incurred by the Company's Information Technology department related to two major technology projects. The first was directed at ensuring that all of the Company's information systems, operational processes, and physical facilities were prepared for the Century Date Change (also known as "Y2K"). The Company began to prepare for this several years previously, but the intensity of efforts was stepped up in early 1999 to resolve all of the issues well in advance of January 1, 2000. The second project was the integration of the information systems of First National Bank/South Valley National Bank with those used by Santa Barbara Bank & Trust. Specifically, the Company does not carry staff levels sufficient to handle two complex, infrequent projects like these along with normal operational demands. In addition, the Y2K project had to be completed under a rigid time schedule that permitted no slippage from deadlines. Therefore, the Company engaged outside assistance in the form of contract programming support to accomplish both of these projects concurrently.

As described in the last two sections of this discussion and analysis, the Company has announced that reached agreements to merge/acquire two other financial institutions. Some extra expense may be incurred in connection with the system integration for these two institutions, but it is not expected that the projects will be as extensive as was the integration of the First National Bank/South Valley Bank systems and integration of one of the systems is not expected until 2001.

INCOME TAX

Income tax expense is comprised of a current tax provision and a deferred tax provision for both Federal income tax and state franchise tax. The current tax provision recognizes an expense for what must be paid to taxing authorities for taxable income earned this year. The deferred tax provision recognizes an expense or benefit related to items of income or expense that are included in or deducted from taxable income in a period different than when the items are recognized in the financial statements under generally accepted accounting principles. Examples of such timing differences and the impact of the major items are shown in Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K.

With each period end, it is necessary for Management to make certain estimates and assumptions to compute the provision for income tax. Management uses the best information available to develop these estimates and assumptions, but generally some of these estimates and assumptions are revised when the Company files its tax return in the middle of the following year. In accordance with generally accepted accounting principles, revisions to estimates are recorded as income tax expense or benefit in the period in which they become known.

For the last several years, the effective tax rate (income tax expense divided by pre-tax income) for the Company has been increasing. The increase in loan income and the expansion of the tax refund programs in 2000 compared to 1999 increased taxable income at a much higher rate than tax-exempt income increased over the same period. The effective rate for the first quarter of 2000 was 40.1% compared to 38.1% for the first quarter of 1999. The Company continues to purchase tax-exempt securities but the rates on securities purchased over the last several years have been at lower rates than the rates that applied to the large amount of municipal securities purchased in the mid-80's many of which have recently matured.

LIQUIDITY

Liquidity is the ability to raise funds on a timely basis at acceptable cost in order to meet cash needs, such as might be caused by fluctuations in deposit levels, customers' credit needs, and attractive investment opportunities. The Company's objective is to maintain adequate liquidity at all times.

The Company has defined and manages three types of liquidity: (1) "immediate liquidity," which is the ability to raise funds today to meet today's cash obligations, (2) "intermediate liquidity," which is the ability to raise funds during the next few weeks to meet cash obligations over that time period, and
(3) "long term liquidity," which is the ability to raise funds over the entire planning horizon to meet anticipated cash needs due to strategic balance sheet changes. Adequate liquidity is achieved by (a) holding liquid assets that either will mature within several weeks or can easily be sold, (b) maintaining the ability to raise deposits or borrow funds, and (c) keeping access open to capital markets.

Immediate liquidity is provided by the prior day's maturing Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during that portion of the first quarter when the tax refund loan program is active. At the end March 31, 2000, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of short-term money market instruments and securities in the Liquidity and Discretionary Portfolios, securities in the Earnings Portfolio maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At the end of March 2000, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity is to be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At the end of March 2000, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the first quarter of 2000 and 1999 (dollars in thousands).

Table 8--CAPITAL RATIOS

                                                       1st Quarter       1st Quarter
                                                          2000              1999             Change
                                                    --------------     -------------     -------------
Amounts:
       Net Income                                   $       19,820     $      14,521     $       5,299
       Average Total Assets                              3,475,295         2,789,122           686,173
       Average Equity                                      245,627           219,686            25,941
Ratios:
       Equity Capital to Total Assets (period end)           7.06%             8.30%            (1.24%)
       Annualized Return on Average Assets                   2.29%             2.11%             0.18%
       Annualized Return on Average Equity                  32.37%            26.81%             5.56%


The operating earnings of the subsidiary banks are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings. Areas of uncertainty or seasonal variations include asset quality, loan demand, and the tax refund loan and transfer programs. A substantial increase in charge-offs might require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. As loan demand has increased, the Company has been able to reinvest proceeds from maturing investments at higher rates, which would positively impact earnings. Income from the tax refund loan and transfer programs, occurring almost entirely in the first quarter, introduce significant seasonality and cause the return on average assets and return on average equity ratios to be substantially higher in the first quarter of each year than they will be in subsequent quarters.

Capital must be managed at both the Company and at the individual bank levels. The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of March 31, 2000, the Company's risk-based capital ratio was 10.36%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets, respectively. As of March 31, 2000, Tier I capital was 9.18% of risk adjusted assets and 6.92% of average tangible assets.

The ratio of equity capital to total assets has decreased over the last year as assets have increased at a higher rate than equity capital. This occurred for several reasons. The first is that the strong loan demand noted above has caused a high rate of asset growth. The second is that in the fourth quarter of 1998, the Company's net income was significantly reduced by the one-
time costs incurred in connection with the closing of the merger with Pacific Capital Bancorp. The Company, however, did not reduce its dividend to shareholders for this quarter and therefore more capital was paid out in dividends to shareholders than was added to capital from net income. The third, which is almost totally restricted in its impact to the first quarter of 2000, is the growth in assets related to the tax refund programs as explained below in the section titled "Refund Anticipation Loan and Refund Transfer Programs."

While the earnings of its wholly-owned subsidiaries are recognized as earnings of the Company, specific dividends must be declared and paid by the subsidiary banks to the parent in order for it to pay dividends to its shareholders. As a state-chartered bank, California law limits the amount of dividends that may be paid by SBB&T to Bancorp. As a nationally-chartered bank, FNB's ability to pay dividends is governed by federal law and regulations.

California law limits dividends that may be paid by a bank without specific approval by the California Department of Financial Institutions to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. The dividends needed to be paid by SBB&T to the Bancorp for the acquisitions of FVB and CSB exceeded the amount allowable without prior approval of the California Department of Financial Institutions ("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 1998 and 1999, it also approved other dividends from SBB&T to the Bancorp to partially fund the latter's quarterly cash dividends to its shareholders and for other incidental purposes. SBB&T was able to pay $3 million in dividends to Bancorp during the first quarter of 2000 without specific approval, but will need to request approval for additional dividends that will be needed during the year, both for its portion of the Bancorp cash dividend paid to shareholders and for the Los Robles acquisition. Management expects that approval will continue to be granted due to strong earnings and the well-capitalized position of SBB&T.

Because the former Pacific Capital's merger with South Valley Bancorporation was a stock-only transaction, FNB did not have to pay a large dividend to its holding company as SBB&T did. FNB therefore has ample ability to pay dividends to the Bancorp for all normal operating needs and for shareholder dividends.

There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements other than the acquisition of Los Robles Bancorp planned at this time. However, as the Company pursues its stated plan to expand beyond its current market areas, Management will consider opportunities to form strategic partnerships with other financial institutions that have compatible management philosophies and corporate cultures and that share the Company's commitment to superior customer service and community support. Such transactions, depending on their structure, may be accounted for as a purchase of the other institution by the Company. To the extent that consideration is paid in cash rather than Company stock, the assets of the Company would increase by more than its equity and therefore the ratio of capital to assets would decrease.

The current quarterly dividend rate is $0.20 per share. When annualized, this represents a payout ratio of approximately 40% of earnings per share for the trailing 12 months.

REGULATION

The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may only engage in lines of business that have been approved by their respective regulators, and cannot open or close offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The subsidiary banks are required by the provisions of the Community Reinvestment Act ("CRA") to make significant efforts to ensure that access to banking services is available to all members of their communities. As a bank holding company, Bancorp is primarily regulated by the Federal Reserve Bank ("FRB"). As a member bank of the Federal Reserve System that is state-chartered, SBB&T's primary Federal regulator is the FRB and its state regulator is the CDFI. As a nationally chartered bank, FNB's primary regulator is the Office of the Comptroller of the Currency. As a non-bank subsidiary of the Company, Pacific Capital Commercial Mortgage, Inc. is regulated by the FRB. Each of these regulatory agencies conducts periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with laws, regulations, and safe and sound banking practices.

The regulatory agencies may take action against bank holding companies and banks should they fail to maintain adequate capital or to comply with specific laws and regulations. Such action could take the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, or restrictions on operations. The Company and the subsidiary banks have the highest capital classification, "well capitalized," given by the regulatory agencies and therefore, except for the need for approval of dividends paid from SBB&T to Bancorp, are not subject to any restrictions as discussed above. Management expects the Company and the subsidiary banks to continue to be classified as well capitalized in the future.

REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

Since 1992, SBB&T has extended tax refund anticipation loans to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. SBB&T earns a fixed fee per loan for advancing the funds. The fees are more related to processing cost and credit risk exposure than to the cost of funding the loans for the length of time that they are outstanding. Nonetheless, the fees are required to be classified as interest income. Because of the April 17 tax filing date, almost all of the loans are made and repaid during the first quarter of the year.

If a taxpayer meets SBB&T's credit criteria for the refund loan product, and wishes to receive a loan with the refund as security, the taxpayer applies for and receives an advance less the transaction fees, which are considered finance charges. SBB&T is repaid directly by the IRS and remits any refund amount over the amount due SBB&T to the taxpayer.

There is a higher credit risk associated with refund loans than with other types of loans because (1) SBB&T does not have personal contact with the customers of this product; (2) the customers conduct no business with SBB&T other than this once a year transaction; and (3) contact subsequent to the payment of the advance, if there is a problem with the tax return, may be difficult because many of these taxpayers have no permanent address.

If the taxpayer does not meet the credit criteria or does not want a loan, SBB&T can still facilitate the receipt of the refund by the taxpayer through the refund transfer program. This is accomplished by SBB&T authorizing the tax preparer to issue a check to the taxpayer once the refund has been received by SBB&T from the IRS. The fees received for acting as a transfer agent are less than the fees received for the loans. These fees are reported among "other service charges, commissions and fees, net" in the consolidated statements of income.

While SBB&T is one of very few financial institutions in the country to operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The refund loan and transfer programs had significant impacts on the Company's activities and results of operations during the first quarters of 1999 and 2000. These impacts are discussed in the following six sections.

1. An IRS Change in the Program Caused Expanded Volume:

Prior to 1995, upon receipt of an electronically filed tax return, the IRS would send a return notice to the filer indicating whether the IRS had a lien outstanding against any refund due the taxpayer. Such liens might be placed on refunds because of prior underpayments, delinquent student loans, or unpaid taxes. Because the primary source of repayment for tax refund loans is the IRS, not the taxpayer, banks operating loan programs relied on this notice in determining whether to make a loan to the taxpayer.

In 1995, the IRS discontinued this practice, and banks had to use other means to determine whether they were likely to have their loans repaid. These other means added to the costs of making the loans and they were not as reliable in determining collectibility. Fees for loans were therefore raised to pay for the additional transaction costs and to cover the higher credit losses.

Congress has given the IRS a mandate to increase the number of returns that are filed electronically in order to keep IRS costs down. Greater use of the refund loan and transfer programs helps the IRS to meet this mandate because they are connected to electronic filing. In 2000, the IRS resumed sending the return notice indicating whether it would withhold the taxpayer's refund because of funds owed the Federal government. The banks running national programs decreased their transaction fees for loans because better credit determinations could be made at lower cost. This served to encourage more taxpayers to use the products, especially the loan product. It also permitted the Company and other providers to lend against a higher proportion of each refund.

The consequence of this IRS change was to increase the total volume of transactions, to increase the proportion of loans compared to transfers, and to increase the size of the loans made.

2. Seasonality Impact on Earnings:

Because the programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year. This causes first quarter income to average about 30% of each year's net income. Because of the expansion of the program in 2000, Management expects that net income for the first quarter will be approximately 38% of net income for the year.

3. Product Mix Impact on Revenues:

In 2000, the product mix between loans and transfers was more heavily weighted towards loans than it had been since 1995. This meant that interest income arising from the program was higher both because the overall volume of transactions in the programs was larger and because more of the transactions were loans rather than transfers. This resulted in higher net interest income and net interest margin than would otherwise be expected. Even though the product mix shifted towards loans, as noted below in the summary of operating results, the expanded program caused income from transfers to increase as well, but at a lower rate than loans.

4. Funding Impact on Various Balance Sheet and Income and Expense Accounts:

In prior years, SBB&T funded the loans by first drawing down its overnight liquid assets and then by borrowing overnight. The borrowing was done through use of its unsecured Federal funds credit lines with other financial institutions and by entering into repurchase agreements with other financial institutions that used SBB&T's securities as collateral for the overnight borrowings.

Again in 2000, SBB&T used liquid assets and borrowed overnight to fund the loans. In addition, SBB&T increased its borrowings from the FHLB during this period. With the larger program, interest expense on these borrowings increased over the amounts incurred in 1999. However, because of the substantial increase in the program in 2000, SBB&T could not fund the loans using only these sources. While it expanded the number and amount of credit lines available to it, Management decided that the best assured source of funding would be to engage brokerage firms to sell certificates of deposit. Approximately $385 million of these CDs were issued with terms of two, three, and six months. Shorter maturities would have been preferable because the funding need is concentrated in the only first three weeks of February, but they were not available in sufficient quantity. The average rate for these CDs was 6.30%. These brokered CDs account for the increase in the average time deposits outstanding and the increase in interest expense on these accounts during the first quarter of 2000, as reported in Table 1, compared to the amounts for the first quarter of 1999.

Among the amounts reported in Note 9 to the financial statements for each operating segment of the Company are interest expense, internal charges for funds, and intersegment revenues. Though issued for the refund loan program, the CDs were booked in the Branch Activities segment, since that is where all deposit funding is recorded for SBB&T. The proceeds from the CDs were in essence lent to the Tax Refund Programs segment. This segment reports the cost of borrowing the funds as an internal charge for funds and the Branch Activities segment recognizes intersegment revenues in the amount of the charge.

The impact of using this method of funding is that SBB&T had an excess of funds after the loans began to be repaid by the IRS in substantial quantities. These funds were initially sold into overnight Federal funds market and reverse repos with other financial institutions, increasing the average balance of, and the interest income from, these short-term instruments for the quarter as shown in Table 1. However, because the rates earned on these overnight investments were below the interest rate paid on the deposits, the Company began to place the funds into securities and commercial paper that had maturities matching the CDs or would be easily salable to provide the funds necessary to redeem the CDs. These instruments had interest rates more closely matching the CD rates and therefore the negative carrying cost was reduced.

Other liabilities reported in the consolidated balance sheet were substantially higher at March 31, 2000 than at December 31, 1999. The primary reason for this increase relates to one of its contractors in the program. SBB&T collects fees for this contractor and holds the fees for application against credit losses incurred on the loans made by this contractor. The amount held at March 31, 2000 for this purpose was $22.4 million.

5. Summary of Operating Results:

Gross revenues for the refund loan and transfer programs were $7.5 million and $5.9 million, respectively, for the first quarter of 1999, with operating expenses of $1.8 million. The Company added $2.8 million to the allowance for credit loss for refund loans through a charge to provision expense during the quarter and added another $2.1 million to the allowance from recoveries on loans charged off in prior years. The Company charged-off $3.3 million in refund loans during this quarter of 1999.

During the first quarter of 2000, the Company recognized fees for refund loans of $17.6 million and fees for transfers of $6.6 million. Operating expenses totaled $2.3 million.

The Company estimates that about 1.3% of refund loans will not be collected in a timely fashion from the IRS. Using this estimate, during the quarter ended March 31, 2000, the Company provided for these potential losses by adding $3.6 million to the allowance for credit loss from refund loans through a charge to provision expense and adding another $2.0 million to the allowance from recoveries on loans charged off in prior years. The Company charged-off $2.9 million in RAL's against this allowance in the first quarter of 2000. Some of these loans may yet be paid during the remainder of this year or during the 2001 filing season. In addition, following past practice, the Company expects to charge-off any remaining uncollected refund loans by June 30.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

6. Expectations for the Remainder of 2000:

Additional loans and transfers were made between the end of the first quarter of 2000 and the tax filing deadline of April 17. But this activity represents a small proportion of the total activity for the season. Some additional revenues will be generated from this activity. Because SBB&T does not recognize interest income on the loans or transfer income until the IRS has remitted the refunds to it, there will also be some revenue recognized from loans and transfers made prior to March 31.

During the first quarter, SBB&T charged off loans that had been outstanding more than six weeks. In addition it provided an allowance for credit loss in an amount estimated to cover losses on the remaining outstanding loans. During the second quarter, SBB&T will likely receive payments on some of these loans that were charged off and on loans charged off in prior years. In addition, some of the outstanding loans which appeared collectible at March 31 will become delinquent and need to be charged off. These activities will require adjustments to the provision for credit loss by charging or crediting income for the second quarter. Management does not anticipate that the adjustments will be significant. As in prior years, still outstanding loans will be charged off at the end of the second quarter. Collections that are eventually received on these loans will be added to the allowance for credit losses.

Lastly, during the second quarter, as well as during the rest of 2000, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc. These expenses will tend to lower the reported profit for the segment compared to the figure reported in Note 9. However, these expenses are not expected to exceed several hundred thousand dollars.

The Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit recently filed by an unaffilliated financial institution. The lawsuit generally relates to the Company's tax refund program.

The Company has retained outside legal counsel to represent its interests in this matter. The Company does not believe that it has infringed any patents as alleged in the lawsuit and intends to vigorously defend itself in this matter. The amount of alleged damages are not specified in the papers received by the Company. Therefore, Management connot estimate the amount of any possible loss at this time in the event of an unfavorable outcome.

YEAR 2000

The Company provided extensive information regarding its preparations for the Century Date Change in the 1999 10-K MD&A. It was reported in that discussion that "no significant problems were encountered with the Company's critical systems and through the writing of this discussion, the Company has become aware of no significant problems encountered by its customers or the other financial institutions with which it does business. The Company has become aware of no significant impact on its customers' abilities to repay loans due to problems with their systems. The Company will remain alert to the potential for problems to arise later in 2000, especially because it will be a leap year."

As of the writing of this discussion, the above statements are still correct, and this topic will not be included in future reports unless problems arise.

MERGER WITH SAN BENITO BANK

In February 2000, the Company signed a merger agreement with Hollister, California-based San Benito Bank. The agreement provides for existing San Benito Bank shareholders to receive 0.605 shares of Pacific Capital Bancorp common stock for each of their outstanding shares of common stock. The merger transaction will be accounted for as a pooling of interests. As of the date of the agreement, based on the closing price per share of Company stock, the value of the merger would be estimated to be $51.8 million. However, the final value will be based on the price per share at the time the transaction closes, which may result in a value more or less than that stated above. Subject to shareholder and regulatory approvals, the merger is expected to close in the third quarter of 2000. One-time charges to be taken at the time of closing are estimated to be $1.6 million after tax. Administrative and operational support units will be based out of First National Bank of Central California, creating the merger savings that will make the transaction accretive to earnings per share in the first full operating year for the combined company.

At December 31, 1999, San Benito Bank reported net income of $2.3 million, with total assets of $201million, total deposits of $181 million, total loans of $109 million, and total shareholders' equity of $18 million. San Benito Bank maintains three offices in the communities of Hollister and San Juan Bautista in San Benito County, and an office in Gilroy in Santa Clara County.

ACQUISITION OF LOS ROBLES BANCORP

In March 2000, the Company signed a definitive agreement to acquire Thousand Oaks, California-based Los Robles Bancorp, parent company of Los Robles Bank. The agreement provides for each outstanding share of Los Robles Bancorp common stock to be converted into the right to receive $23.12 in cash, and each outstanding stock option to receive the difference between $23.12 and the exercise price of the option in cash. The acquisition will be accounted for under the purchase method of accounting. As of the date of the agreement, the estimated value of the transaction is approximately $32.5 million, representing
2.73 times Los Robles' book value at December 31, 1999, 15.6 times 1999 earnings. Subject to regulatory approval and the approval of shareholders of Los Robles Bancorp, the acquisition is expected to close in the third quarter of 2000. One-time charges to be taken at the time of closing are estimated to be $0.6 million after tax. It is anticipated that Los Robles Bank will be merged into Santa Barbara Bank & Trust.

At December 31, 1999, Los Robles Bancorp reported year-to-date net income of $2.0 million and total assets of $149 million. Los Robles Bank operates three banking offices in Ventura County, one each in Thousand Oaks, Westlake Village, and Camarillo, and has two loan production offices, one in Thousand Oaks and one in Orange County.

--------------------------------------------------------------------------------


Note A - To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the fourth quarter of 1999. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit Index:

         Exhibit Number             Item Description

         3 Certificate of Determination of Rights, Preference and Privileges of Series A Preferred Stock

         4

               4.1 1998 Amended and Restated Trust Agreement of Pacific Capital Bancorp Voluntary Employee's beneficiary association.

               4.2  1998 Amended and Restated Key Employee Retiree Health Plan

               4.3  1998 Amended and Restated Retiree Health Plan

         27    Financial Data Schedule for March 31, 2000

(b) Two reports on Form 8-K were filed during the quarter ended March 31, 2000.

         The announcement of the Agreement and Plan of Reorganization providing for the acquisition of the San Benito Bank by Pacific Capital Bancorp was reported on a Form 8-K filed with the Commission on March 7, 2000.

         The announcement of the definitive agreement to acquire Los Robles Bancorp was reported on a Form 8-K filed with the Commission on April 12, 2000.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

         /s/  William S. Thomas, Jr.
         William S. Thomas, Jr.                      May 15, 2000
         President
         Chief Executive Officer


         /s/  Donald Lafler
         Donald Lafler                               May 15, 2000
         Executive Vice President
         Chief Financial Officer